Form 10-K
period 2023-09-30
APPLIED DNA SCIENCES INC
filed 2023-12-07
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected to not use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes      ☒   No

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2023), was approximately $14.4 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2023 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 4, 2023, the Registrant had outstanding 13,687,420 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended September 30, 2023. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Our forward-looking statements address, among other things:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services;

●	demand for MDx Testing Services, including in light of significantly decreasing demand for COVID testing services;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services;
●	whether we are able to achieve the benefits expected from the acquisition of Spindle Biotech, Inc. (“Spindle”);
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies; and
●	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	including formulations and treatments that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with clinical trials of product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval, including products that utilize our Therapeutic DNA Production Services;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LineaDNA™, Linea RNAPTM, Linea™ COVID-19 Diagnostic Assay Kit, safeCircleTM COVID-19 testing and TR8TM pharmacogenetic testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Annual Report on Form 10-K are the property of the respective owners.

ITEM 1.BUSINESS.

Overview

We are a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, we currently operate in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics  (including biologics and drugs) and, through our recent acquisition of Spindle , the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of mRNA therapeutics  (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of synthetic DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the manufacture of synthetic DNA for use in the production of nucleic acid-based therapies, and to further expand and commercialize our MDx Testing Services through genetic testing.

We will continue to update our business strategy and monitor the use of our resources regarding our various business markets. In addition, we expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy, which could include restructuring our business.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in the State of Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc. On December 17, 2008, we reincorporated from the State of Nevada to the State of Delaware.

Our corporate headquarters are located at the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we have established laboratories for the manufacture of DNA and the detection of DNA and RNA to support our various business units. In addition, this location also houses our New York State Department of Health ("NYSDOH") Clinical Laboratory Evaluation Program ("CLEP")-permitted, Clinical Laboratory Improvement Amendments ("CLIA")-certified clinical laboratory where we perform MDx testing services. The mailing address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800.

Industry Background and Markets

Therapeutic DNA Production Services

Through LineaRx, Inc. (“LRx”) our 98% owned subsidiary we are developing and commercializing our Linea DNA and Linea IVT platforms.

Linea DNA Platform

Our Linea DNA platform is our core enabling technology, and enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in the manufacturing of a broad range of nucleic acid-based therapeutics. The Linea DNA platform enzymatically produces a linear form of DNA we call “LineaDNA” that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

As of the third quarter of calendar year 2023, there were 3,866 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2023 Quarterly Report). Due to what we believe are the Linea DNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the Linea DNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies.

We believe our Linea DNA platform holds several important advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living bacterial cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, the Linea DNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The Linea DNA platform is simple and can rapidly produce very large quantities of DNA without the need for complex purification steps.

We believe the key advantages of the Linea DNA platform include:

●	Speed – Production of Linea DNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – Linea DNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as the plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in Linea DNA.
●	Simplicity – The production of Linea DNA is streamlined relative to plasmid-based DNA production. Linea DNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the Linea DNA platform can be easily chemically modified to suit specific customer applications. In addition, the Linea DNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs) and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and messenger RNA (“mRNA”) therapies, respectively.

Preclinical studies conducted by the Company have shown that Linea DNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	DNA vaccines;
●	DNA templates to produce RNA, including mRNA therapeutics; and
●	adoptive cell therapy (CAR-T) manufacturing.

Further, we believe that Linea DNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	clustered regularly interspaced short palindromic repeats (“CRISPR”)-mediated gene therapy; and
●	non-viral gene therapy.

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the 3rd quarter of calendar 2023, there were almost 400 mRNA therapies under development, with the large majority of these therapies (68%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2023 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production of DNA IVT templates to produce mRNA therapies.

In August 2022, the Company launched DNA IVT templates manufactured via its Linea DNA platform and has since secured proof of concept contracts with numerous mRNA manufacturing customers. In response to this demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the Linea DNA platform, the Company acquired Spindle in July 2023 to potentially increase its mRNA-related total addressable market (“TAM”).

Through our acquisition of Spindle, we recently launched our Linea IVT platform, which combines Spindle’s proprietary high-performance RNA polymerase (“RNAP”), now marketed by the Company as Linea RNAP, with our enzymatically produced Linea DNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

●	The prevention or reduction of double stranded RNA (“dsRNA”) contamination resulting in higher target mRNA yields with the potential to reduce downstream processing steps. dsRNA is a problematic immunogenic byproduct produced during conventional mRNA manufacture;
●	delivery of IVT templates in as little as 14 days for milligram scale and 30 days for gram scale; and
●	reduced mRNA manufacturing complexities.

According to the Company’s internal modeling, the ability to sell both Linea DNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3x as compared to selling Linea DNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company by a third-party CDMO located in the United States.

Manufacturing Scale-up

The Company plans to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Planned availability first half of CY2024 (1)
GMP	DNA biologic, drug substance and/or drug product	Planned availability first half of CY 2025 (1)

(1) Dependent on the availability of future financing.

The Company currently manufactures Linea DNA pursuant to Good Laboratory Practices (“GLP”) and, subject to the availability of future financing, is creating a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing Linea DNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a critical starting material for clinical and commercial mRNA therapeutics, with a planned completion date in the first half of calendar year 2024. The Company also plans to offer Linea DNA materials manufactured under GMP suitable for use as, or incorporation into, a  biologic, drug substance and/or drug product, with availability expected during the first half of calendar year 2025, dependent upon future funding. GMP is a quality standard used globally and by the U.S. Food and Drug Administration (“FDA”) to ensure pharmaceutical quality. Starting materials are raw materials, intermediates, or an active pharmaceutical ingredients used in the production of biologics, drug substances and/or drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via  our planned near term future availability of Linea DNA IVT templates manufactured under GMP, while at the same time laying the basis for additional clinical and commercial applications of Linea DNA with our future planned availability of Linea DNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product. Our current plan is: (i) through our Linea IVT platform and planned near term future GMP manufacturing capabilities for IVT templates to secure commercial-scale supply contracts with clinical and commercial mRNA and/or self-amplifying mRNA (“sa-RNA”) manufacturers for Linea DNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future Linea DNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, to convert existing and new Linea DNA customers into large-scale supply  contracts to supply Linea DNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. Until we complete our GMP facility to produce DNA critical starting materials (DNA IVT templates) for mRNA manufacturing, we will not be able to realize significant revenues from this business. We estimate the cost of creating the critical starting materials fit-for-purpose manufacturing facility will be approximately $1.5 million. If we were to expand the facility to enable GMP production of Linea DNA for use as, or incorporation, into a biologic, drug substance and/or drug product, the cost may be up to approximately $7 million which would require additional funding. We anticipate that the fit-for-purpose manufacturing facility would be created within our existing laboratory space. We anticipate that a facility to enable GMP production of biologic, drug substances and/or drug products would require us to acquire additional space.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more Linea DNA-based therapeutic or prophylactic vaccines for high-value veterinary health indications (collectively “Linea DNA Vaccines”). We currently seek to commercialize our Linea DNA Vaccines in conjunction with lipid nanoparticle (“LNP”) encapsulation to facilitate intramuscular (“IM”) administration. We have recently demonstrated in vitro and in vivo (mice studies) expression of generic reporter proteins via Linea DNA encapsulated by LNPs. For the in vivo study, successful expression of the LNP-encapsulated Linea DNA was administered and achieved via IM injection. We believe that our Linea DNA Vaccines under development provide a substantial advantage over plasmid DNA-based vaccines for the veterinary health market.

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) testing services. ADCL is a NYSDOH CLEP-permitted, CLIA-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with the NYSDOH. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated internally our pharmacogenomics testing services (the “PGx Testing Services”). Our PGx Testing Services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies. Our PGx Testing Services cannot commence until we receive approval from NYSDOH.

On March 22, 2023, we submitted our validation package to the NYSDOH for our PGx Testing Services. On September 21, 2023, we received a first set of comments from NYSDOH requesting additional data and clarifications. A response was submitted to NYSDOH on November 17, 2023.  Currently, timing of any approval by NYSDOH for our PGx Testing Services is unclear. Recently published studies show that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022. If and when approved by NYSDOH, we plan to leverage our PGx Testing Services to provide PGx testing services to large entities and self-insured employers.

Historically, the majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle™ COVID-19 testing solutions, for which testing demand has significantly dropped. While we continue to support several safeCircle customers, we are currently observing a marked decrease in market demand for COVID-19 testing, resulting in significant reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced, and we intend to pursue future COVID-19 testing opportunities on an opportunistic basis.

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our Linea DNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s Linea DNA platform, provide a methodology to authenticate goods within large and complex supply chains with a focus on cotton, nutraceuticals and other products.
●	SigNify® portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field.
●	fiberTyping® and other product genotyping services use PCR-based DNA detection to determine a cotton species or cultivar, via a product’s naturally occurring DNA sequence for the purposes of product provenance authentication.
●	Isotopic analysis testing services, provided in partnership with third-party labs, use cotton’s carbon, hydrogen and oxygen elements to indicate origin of its fiber through finished goods.

To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton.

We believe the Uyghur Forced Labor Prevention Act (“UFLPA”) signed into law on December 23, 2021 has increased interest in our CertainT platform for DNA Tagging, fiberTyping and isotopic analysis services. The UFLPA establishes that any goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of the People’s Republic of China are not entitled to entry to the United States. On June 17, 2022, the UFLPA additionally listed DNA tagging and isotopic analysis as evidence that importers may use to potentially prove that a good did not originate in XUAR.

Our business plan is to leverage growing consumer and governmental awareness for product traceability catalyzed by the UFLPA to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton.

Sales and Marketing

We have five employees engaged in sales and marketing, of which three are directly involved with sales.

Research and Development

For all of our business segments, we believe that our continued development of new and enhanced technologies is essential to our future success.

In our Therapeutic DNA Production Services segment, our research and development efforts are focused on the development and optimization of our LineaDNA platform, and our Linea IVT platform, as well as the development of lineaDNA-based vaccines for the veterinary health market. lineaDNA platform development and optimization is focused on increased DNA yields, purification workflows and sequence fidelity.  Linea IVT platform development and optimization is focused on performance of the Linea RNAP enzyme, as well as increasing the manufacturing yields of the Linea RNAP.  For our lineaDNA-based vaccines, our research and development efforts are focused on the development of a cost-effective LNP formulation that can achieve therapeutic antigen expression via lineaDNA to facilitate IM administration of LNP encapsulated lineaDNA vaccines.

In our MDx Testing Services segment, our research and development efforts are primarily focused on the development and validation of our PGx testing services. Our PGx testing services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions with the assistance of a healthcare provider. Our PGx testing services are designed to interrogate DNA targets on over approximately 33 genes and provide genotyping information potentially relevant to certain cardiac, mental health, oncology and pain management drug therapies.

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

We incurred approximately $3.7 million and $3.9 million on research and development activities for the fiscal years ended September 30, 2023 and 2022, respectively.

Raw Materials and Suppliers

We utilize DNA polymerase (“DNAP”) in all of our PCR reactions to amplify DNA. DNAP is available from multiple sources. Our sources of raw materials also include synthesized sources of DNA templates which we are able to amplify to use in our product/services offerings and that are available from multiple sources. For our Therapeutic DNA Production Services, our services may be optimized for inputs, including DNAP, from a specific source or sources. Unforeseen discontinuation or unavailability of a certain DNAP produced by a single provider could cause production delays as we modify our product specifications and workflows to accommodate a replacement DNAP.  In addition, while our Linea RNAP is manufacturable by multiple sources, it is currently manufactured by a single provider. Cessation of Linea RNAP production by this single provider could cause production delays and/or delays in customer deliveries as manufacturing of Linea RNAP is transferred to a new provider.

Manufacturing

For our Therapeutic DNA Production Services and DNA Tagging and Security Products and Services segments, we have the capability to manufacture large quantities of DNA via our lineaDNA platform at our facility in Stony Brook. For our Therapeutic DNA Production Services, we currently manufacture GLP grade DNA, with plans to offer GMP non-drug substance grade, and GMP drug substance grade DNA in calendar year 2024 and calendar year 2025, respectively. Linea RNAP is produced for the Company by a third-party CDMO located in the United States. We also have in-house capabilities to complete all authentications for our DNA Tagging and Security Products and Services segment in our Stony Brook location and textile authentications in our India location.

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

Cornell University College of Veterinary Medicine. During June 2023 the Company and Cornell University College of Veterinary Medicine (“Cornell University”) entered into an additional Sponsored Research Agreement under which the parties seek to develop and optimize  LNP formulations and lineaDNA expression vectors for use in high-value veterinary disease indications with an initial focus on equine infectious diseases.

Customers

Our revenues earned from sale of products and services for the fiscal year ended September 30, 2023 includes 65% and 14% from two customers within our MDx Testing Services segment.  65% and 58% of the revenues earned for the fiscal years ended September 30, 2023 and 2022, respectively were derived from the COVID-19 testing contract with CUNY that terminated during June 2023. At September 30, 2023, three customers accounted for 60% of our accounts receivable. Our revenues earned from sale of products and services for the fiscal year ended September 30, 2022 includes 58% from one customer within our MDx Testing Services segment. At September 30, 2022, two customers accounted for 89% of our accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The termination of the CUNY testing contract has resulted in a significant reduction of revenues. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Competition

Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: MilliporeSigma, Precigen, Inc., Aldevron, LLC, Charles River Laboratories,, Integrated DNA Technologies, Inc., 4basebio PLC, MaxCyte, Inc., Touchlight Genetics Ltd., Quantoom Bioscience, Syngoi Technologies, S.L.U., Generation Bio, Co., Novartis AG, Kite Pharma, Inc., Juno Therapeutics, Inc., Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, Merck & Co., Inc. and others.

Some of our competitors that operate in the veterinary  therapeutic and biologics space include Zoetis, Inc., Merck Animal Health, Boehringer Ingelheim Animal Health USA, Inc., Elanco Animal Health Incorporated, Dechra Pharmaceuticals plc, Invetx, Inc. and Ceva Animal Health LLC.

Some of our competitors that operation in the molecular and genetic diagnostic space include 23andMe, Inc., Laboratory Corporation of America (LabCorp); Quest Diagnostics Inc., Myriad Genetics, Inc., ARUP Laboratories, Sonic Healthcare USA, Fulgent Genetics, Everly Well, Inc and, Fulgent Genetics, Inc.

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

We expect competition with our products and services to continue and intensify in the future. We believe competition in our principal markets is primarily driven by:

●	product performance, features and liability;
●	manufacturing scale and turnaround time;
●	price;
●	timing of product introductions;
●	ability to develop, maintain and protect proprietary products and technologies;
●	sales and distribution capabilities;
●	technical support and service;
●	brand loyalty; and
●	applications support.

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

As of December 4, 2023, our patent portfolio included the following issued and pending patent applications applicable to each of our three primary business markets:

●	Therapeutic DNA Production Services
o	6 issued patents and 13 pending patent applications in the United States
o	11 issued foreign patents and 9 pending foreign patent applications
●	MDx Testing Services
o	5 issued patents and no pending patent applications in the United States
o	4 issued foreign patents and no pending foreign patent applications
●	DNA Tagging and Security Products and Services
o	28 issued patents and 4 pending patent applications in the United States
o	47 issued foreign patents and 14 pending foreign patent applications

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

Government Regulations for COVID-19 Testing

Surveillance testing is generally not regulated by the FDA and Centers for Medicare & Medicaid Services (“CMS”) has stated that CLIA certification is not required to conduct surveillance testing to report non-patient-specific results. ADCL is offering its safeCircleTM surveillance testing in compliance with current Centers for Disease Control and Prevention (“CDC”), FDA, CMS and New York State Department of Health recommendations.

In addition, clinical diagnostic testing and the review and approval of Laboratory Developed Tests (“LDTs”) in New York State falls under the jurisdiction of NYSDOH. ADCL is offering all clinical diagnostic testing and LDTs in compliance with NYSDOH regulations. For more information regarding the risks related to our COVID-19 testing services and our LDTs, see “Risks Related to Regulatory Approval of Our Customer and Collaborator’s Pharmaceutical and Biotherapeutic Product Candidates and Other Legal Compliance Matters”

Government Regulation of Drug and Biologic Products

The DNA manufactured via our lineaDNA platform may be used by a customer directly as a drug or biological product or it may be incorporated by a customer into a drug or biological product. We do not plan to seek approval of a drug or licensure of a biological product based on our lineaDNA platform, except with respect to the veterinary health market, but the demand for our lineaDNA is in part dependent on our customer’s ability to seek and obtain approval of a drug or biological product using our technology. Biologics include a wide range of products such as vaccines, gene therapy, and recombinant therapeutic proteins, including mRNA therapeutics.

Drug and biologic products are subject to extensive regulation by FDA and other regulatory agencies in the United States and by comparable authorities in foreign countries. In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHS Act, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

Some of our products may be incorporated into drugs and biologics that are or will be subject to regulation. Some of our products may be drugs or biologics that are subjected themselves to regulation. In either case, we are unlikely to receive material revenues until the related drug or biologic candidate receives regulatory approval. The FDA and other authorities regulate among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drug and biologic products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue a Complete Response letter or to not approve pending New Drug Applications (“NDA”) or Biologics Licensing Applications (“BLA”), or to issue warning letters, untitled letters, Form 483s, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation and criminal prosecution.

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

Laboratory Developed Tests

As an LDT, our MDx Testing Services are currently subject to enforcement discretion by the FDA.  On September 29, 2023, however, the FDA published a proposed rule on LDTs, in which FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date FDA publishes a final rule.  In Phase 1 (effective one year post-finalization), labs would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements.  In Phase 2 (effective two years post-finalization), labs would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarket review.  In Phase 3 (effective three years post-finalization), labs would be required to comply with quality systems requirements.  In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), labs would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement).  Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), labs would be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement).  Unlike previous proposals, the proposed rule does not “grandfather” existing tests.  The content and timing of any final rule on LDTs is uncertain at this time.

Congress is also working on legislative language that would clarify FDA’s authority with respect to LDTs.  In this regard, most recently, the “Verifying Accurate Leading-edge IVCT Development Act,” or VALID Act, was introduced in March 2020, then in June 2021, Spring 2022, and March 2023.  The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would be needed to be established. Under VALID, a precertification process would be established that would have allowed a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs, developed by the laboratory would not be subject to pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

Clinical Laboratory Improvement Amendments

CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention, or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. ADCL is a New York State Department of Health Clinical Laboratory Evaluation Program -permitted, Clinical Laboratory Improvement Amendments-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with the NYSDOH.

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

Employees

As of September 30, 2023, we had a total of 55 employees (52 fulltime and 3 part-time), consisting of 4 in executive management, 12 in research and development, 9 in quality and compliance, 3 in finance, accounting and human resources, 10 in operations/production, 5 in sales and marketing, 4 in administration and support services, 3 in information services, and 5 in clinical laboratory operations. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. Any projected increase in human capital is dependent upon our ability to generate revenues and obtain sources of funding. Since June 2012, we have been working with Insperity Inc. to assist in managing many of our back-end administrative human resources, benefits, and payroll responsibilities. We are an at-will employer and generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time, with the exception of our Chief Executive Officer, Dr. James A. Hayward. The initial term of Dr. Hayward’s current employment agreement was July 1, 2016 through June 30, 2017, and this employment agreement automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by Dr. Hayward or us in accordance with the terms of the employment agreement. As of June 30, 2023, the employment contract automatically renewed for an additional year.

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

ITEM 1A.RISK FACTORS.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	We have produced limited revenue. This makes it difficult to evaluate our future prospects and increase the risk that we will not be successful.
●	There is substantial doubt relating to our ability to continue as a going concern.
●	Our opportunities to work with customers to develop pharmaceuticals and biologics will require substantial additional funding. Our customers may not be successful in their efforts to create a pipeline of product candidates, to develop commercially successful products, or to develop commercially successful biologic production.
●	We may not successfully implement our business strategies, including achieving our growth objectives.
●	We may require additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by or stockholders.
●	Our operating results have been and could be adversely affected by a reduction in business with our significant customers.
●	We may encounter difficulties in managing our growth and these difficulties could impair our profitability.
●	Our current emphasis on Therapeutic DNA Production Services may reduce our ability to maintain and expand our existing MDX Testing Services and DNA Tagging and Security Products and Services businesses.

●	If in the future our MDX Testing Services and DNA Tagging and Security Products and Services businesses do not generate significant cash flows, we may not have sufficient capital to develop, commercialize and have our customers adopt our Therapeutic DNA Production Services.
●	If we are unable to expand our DNA manufacturing capacity, we could lose revenue and our business could suffer.
●	Rapidly changing technology and extensive competition in synthetic biology could make the services or products we are developing obsolete or non-competitive unless we continue to develop new and improved services or products and pursue new market opportunities.
●	Pharmaceutical and biologic products are highly complex, and if we or our collaborators and customers are unable to provide quality and timely offerings to our respective customers, our business could suffer.
●	We will need to develop and maintain manufacturing facilities that meet GMP.
●	Pharmaceutical and biologic-related revenue will be dependent on our collaborators’ and customers’ demand for our manufacturing services.
●	Our safeCircleTM COVID-19 testing service could become obsolete or its utility could be significantly diminished, including in light of significantly decreasing demand for COVID-19 testing services.
●	We may be unable to consistently manufacture or source our products to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.
●	The markets for drug and biologic candidates and synthetic DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.
●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
●	Pharmaceutical and biologic-related revenue is generally dependent on regulatory approval, oversight and compliance.
●	If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.
●	If we fail to comply with laboratory licensing requirements, we could lose the ability to offer our clinical testing services or experience disruptions to our business.
●	If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
●	If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.

●	We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.
●	There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.
●	We have received written notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid requirements and if we are unable to regain compliance with the Nasdaq continued listing standards, which may require effecting a reverse stock split of our common stock, we could be delisted from The Nasdaq Stock Market, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our common stock.
●	In addition to the above key factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. In addition to the factors discussed elsewhere in this report and our other reports and documents filed with the SEC, risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business, financial condition, operating results and/or stock price. If any of the following risks or such other risks actually occurs, our business, financial condition, operating results and/or stock price could be harmed. In the following factors, “volatility in our share price”, “adverse impact on the price (or value) of our shares”, “decline in the price of our common stock” and similar terms also refer to our warrants and shares to be received upon exercise of our warrants.

Risks Relating to Our Business:

We have produced only limited revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

Our operations since inception have produced limited revenues and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. While our revenues increased from $1.9 million in fiscal 2020 to $18.2 million in fiscal 2022, primarily as a result of our COVID-19 testing revenues, in fiscal 2023 our revenues declined to $13.4 million and are expected to decline further in fiscal 2024. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company operating in a rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $302,447,147 as of September 30, 2023. We have incurred a net loss of $10,022,916 for the twelve-month period ended September 30, 2023. At September 30, 2023, we had cash and cash equivalents of $7,151,800. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern.  If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Our opportunities to work with customers to develop drug and biologics will require substantial additional funding. Our customers may not be successful in their efforts to create a pipeline of product candidates, to develop commercially successful products, or to develop commercially successful drug or biologic products. If our customers fail to successfully identify, finance and develop drug and/or biologic candidates incorporating our lineaDNA platform, commercial opportunities in drugs and biologics may be limited.

We do not plan to market any drug or biologic, except with respect to products in the veterinary health market, nor do we have any drug or biologic products approved for commercial sale and have not generated any revenue from drug or biologic product sales, or manufacturing. Identifying, developing, obtaining regulatory approval and commercializing drug and biologic product candidates and biologic production will require substantial funding on the part of our customers, and will also require us to obtain substantial additional funding beyond our current available resources. Such endeavors are prone to the risks of failure inherent in drug or biologic development. Developing product candidates is expensive, and we expect to spend substantial amounts as we work with our customers to fund our early-stage research projects and work with our customers to advance program candidates through preclinical development and clinical trials.

Investment in drug and biologic product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that our customers will be able to successfully advance any product candidates through the development process or, if approved, successfully commercialize any product candidates.

Even if our customers receive regulatory approval to market product candidates incorporating our lineaDNA platform technology, or if we receive regulatory approval to market any veterinary health products, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or be more effective than other commercially-available alternatives.

Even if our customers are able to generate revenue from the sale of any approved drug and biologic products or we are able to generate revenue from the sale of any veterinary health products, we may not become profitable and may need to obtain additional funding to continue operations. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of lineaDNA products and veterinary health product candidates or continue our operations, and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, operational and management initiatives and the development in particular of our Therapeutic DNA Production Services, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part our ability to obtain sufficient financing and on our executive management team and other key management personnel, our ability to identify and complete suitable acquisitions and our executive management team's ability to execute new operational initiatives. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

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

Our revenue earned from the sale of products and services for the fiscal year ended September 30, 2023 included an aggregate of 65% and 14% of our total revenue from two customers within our MDx Testing Services segment.  65% and 58% of the revenues earned for the fiscal years ended September 30, 2023 and 2022, respectively were derived from the COVID-19 testing contract with CUNY that terminated during June 2023.  At September 30, 2023, three customers accounted for an aggregate of 60% of our total accounts receivable. Our revenue earned from the sale of products and services for the fiscal year ended September 30, 2022 included an aggregate of 58% of our total revenues from one customer within our MDx Testing Services segment. At September 30, 2022, two customers accounted for an aggregate of 89% of our total accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers has resulted in and could result in lower revenues and could harm our business, financial condition or results of operations.

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

The ongoing military conflicts between Russia and Ukraine and Israel and Hamas has caused geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the capital markets resulting from the conflicts in Ukraine and the Middle East or any other geopolitical tensions.

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

Further, on October 7, 2023, Hamas, a U.S. designated Foreign Terrorist Organization, launched terrorist attacks against Israel. Israel then declared war on Hamas and there is currently an armed conflict in Israel and the Gaza Strip. The extent and duration of the wars in Ukraine and Israel/Gaza and expanding geopolitical tensions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy, market volatility and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

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

Our current emphasis on Therapeutic DNA Production Services may reduce our ability to maintain and expand our existing MDx Testing Services and DNA Tagging and Security Products and Services businesses.

Our current emphasis on Therapeutic DNA Production Services may divert funding and our limited managerial and other resources from our existing MDX Testing Services and DNA Tagging and Security Products and Services businesses. This may have the effect of reducing opportunities to grow or maintain revenues in our existing businesses while at the same time we may fail to achieve the revenues and growth we seek in our Therapeutic DNA Production Services. We have yet to achieve substantial revenues and have incurred losses from our Therapeutic DNA Production Services.

If in the future our MDX Testing Services and DNA Tagging and Security Products and Services businesses do not generate significant cash flows, we may not have sufficient capital to develop our Therapeutic DNA Production Services without raising additional capital.

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

In order to expand our manufacturing capacity for our DNA production, including our Linea DNA platform, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. Our technology and the production process for our DNA production are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA production, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA manufacturing equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our DNA products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

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

Since a primary focus of our business will be contract manufacturing of synthetic DNA for use as critical starting materials and/or incorporation into a biologic, drug substance or drug product, it will be critical for us to be able to produce sufficient quantities of materials required for the manufacture of our product candidates or the product candidates of our collaborators or customers for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to provide such manufacturing supplies or fail to do so on commercially-reasonable terms, we may not be able to successfully produce sufficient supply of product candidate(s) or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to GMP and similar foreign standards relating to methods, facilities, and controls used in the manufacturing, processing, and packing of the product, which are intended to ensure that biological and drug products are safe and that they consistently meet applicable requirements and specifications.

Depending on the type and intended use of the synthetic DNA produced by the Company we may be required to register our facilities and list our products manufactured after beginning manufacturing and then annually thereafter with the FDA and certain state and foreign agencies. If the FDA or a comparable foreign regulatory authority does not approve our customers’ product candidates at any of our proposed contract manufacturer’s facilities, or if we fail to maintain a compliance status acceptable to the FDA or a comparable foreign authority, our customers may need to find alternative manufacturing facilities, which would significantly impact our ability to supply our customers’ product candidates, if approved. Any discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of such incidents.

If we were unable to provide a solution in time, our customers’ clinical trials could be delayed, thereby limiting our commercial activities associated with those products. The sale of our customers’ products could contain other defects could adversely affect our business, financial condition, and results of operations. Any failure by us or another third-party manufacturers to comply with applicable GMP regulations or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of synthetic DNA in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our customers’ candidates and, therefore, affect our business.

Some pharmaceutical manufacturers are also subject to extensive pre- and post-marketing oversight by the FDA and comparable regulatory authorities in the jurisdictions where the product is being studied or marketed, which include periodic unannounced and announced inspections by the FDA to assess compliance with GMP requirements. If we are a registered facility and an FDA inspection of our facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations or a “Form FDA 483”. If observations in the Form FDA 483 are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or pursue other forms of enforcement action. Any failure by us or another contract manufacturers to comply with GMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in enforcement action that could impact our ability to attract and maintain other contract manufacturing arrangements or lead to a shortage of our customers’ products and harm our business, including withdrawal of approvals previously granted, seizure, injunction or other civil or criminal penalties. The failure of us or another manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, on us as contract manufacturers, as part of the regulatory approval process for products in such countries. The failure by us or other third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain contract manufacturing arrangements with our customers in one or more countries.

Our business also depends on the ability of our collaborators and customers to manufacture the drug or biologic products that incorporate our products. If the FDA determines that our collaborators and customers are not in compliance with FDA laws and regulations, including those governing GMP regulations, the FDA may deny NDA or BLA approval until the deficiencies are corrected. Even if our collaborators or customers obtain regulatory approval for any of their product candidates, there is no assurance that they will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our collaborators or customers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

If the FDA were to begin to enforce regulation of laboratory-developed tests (“LDTs”), we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.

As laboratory-developed tests (“LDTs”), our MDx Testing Services are currently subject to enforcement discretion by the FDA. In addition, ADCL is currently subject to NYSDOH oversight as a CLEP-permitted and CLIA-certified laboratory. On September 29, 2023, however, the FDA published a proposed rule on LDTs, in which FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date FDA publishes a final rule.  In Phase 1 (effective one year post-finalization), labs would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements.  In Phase 2 (effective two years post-finalization), labs would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarket review.  In Phase 3 (effective three years post-finalization), labs would be required to comply with quality systems requirements. In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), labs would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement).  Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), labs would be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement).  Unlike previous proposals, the proposed rule does not “grandfather” existing tests.  The content and timing of any final rule on LDTs is uncertain at this time.

Congress is also working on legislative language that would clarify FDA’s authority with respect to LDTs.  In this regard, most recently, the “Verifying Accurate Leading-edge IVCT Development Act,” or VALID Act, was introduced in March 2020, then in June 2021, Spring 2022, and March 2023.  The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would be needed to be established. Under VALID, a precertification process would be established that would have allowed a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs, developed by the laboratory would not be subject to pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

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

Certain disruptions in supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes (e.g., DNAP and RNAP), nucleotides, or synthetic DNA templates, which are available from multiple suppliers, but some of which we currently primarily source from a single supplier, could cause production delays as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations.

The markets for the synthetic DNA produced via our Therapeutic DNA Production Services are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for synthetic DNA are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the product candidates that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: Precigen, Inc., Aldevron, LLC, Cobra Biologics, Limited, Integrated DNA Technologies, Inc., 4basebio PLC, Ziopharm Oncology, Inc., MaxCyte, Inc., Touchlight Genetics Ltd., Generation Bio, Co., Novartis AG, Kite Pharma, Inc., Juno Therapeutics, Inc., Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, and others.

We expect this competition to continue and intensify in the future. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize synthetic DNA, drug and biologic candidates utilizing synthetic DNA, or other forms of therapeutic DNA that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any LineaDNA that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, synthetic DNA, drug and biologic candidates utilizing synthetic DNA, and other forms of therapeutic DNA developed by our competitors may render our LineaDNA uneconomical or obsolete, and we may not be successful in marketing any drug and biologic candidates and LineaDNA we may develop against competitors.

If any of these risks occur, our business, financial condition and results of operations could be significantly harmed.

The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our supply chain security and product authentication offerings are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the supply chain security and product authentication markets include: Digimarc Corporation, Haelixa Ltd., ICA Bremen GmbH, IEH Corporation, Oritain Global Limited, SafeTraces, Inc., DeterTech (acquired SmartWater Technology, Inc.), Sun Chemical Corporation, TraceTag International Ltd., TruTag Technologies, Inc., and Tailorlux gmbH.

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

Our MDx Testing Services provide higher education institutions, private clients, and businesses located in New York State with COVID-19 testing services, including test scheduling, sample collection and automated results reporting.  In June 2023, our COVID-19 testing contract with CUNY which accounted for a substantial portion of our revenues was terminated and we have seen a significant decline in our MDx Testing Services revenue. It is unclear whether we will be able to maintain our current customers who will avail themselves of our testing services, or how regularly we will be able to obtain a flow of business from existing customers. If we are unable to  successfully develop, validate and commercialize other diagnostic tests and services, our MDx Testing Services may not produce sufficient revenues to become profitable.

We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.

The market for biologics and drug components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics and drug components products and services. We also compete with the in-house discovery, development and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our potential competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

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

We use technology in substantially all aspects of our business operations. The widespread use of technology, including mobile devices, cloud computing, and the internet, gives rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including information relating to customers and suppliers, private information about employees, and financial and strategic information about us and our business partners. If we fail to effectively assess and identify cybersecurity risks associated with the use of technology in our business operations, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Risks Related to Regulatory Approval of Our Customer and Collaborator’s Pharmaceutical and Biotherapeutic Product Candidates and Other Legal Compliance Matters:

Revenue from our Therapeutic DNA Production Services will be highly dependent on our collaborators’ and customers’ success in obtaining regulatory approval and commercializing their drug and/or biologic products.

The DNA produced via our Therapeutic DNA Production Services may be incorporated into our customers’ products in the drug and/or biologic markets that are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. In the United States, to obtain approval from the FDA to market any future drug or biologic product that incorporates or utilizes our Therapeutic DNA Production Services, our collaborators or customers will be required to submit an NDA or BLA. The process of obtaining such regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process may cause delays in the approval or rejection of an application. There is no guarantee that our collaborators and customers will ever be successful in obtaining regulatory approval for any product that incorporates our products or technology. Even if regulatory approval is received, the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for any such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our business may be materially harmed by our collaborators’ and customers’ inability to obtain or maintain regulatory approvals for their products of their failure to comply with applicable regulations.

In addition, we will be dependent on, and have no control over, consumer demand for the products into which our Linea DNA technology is incorporated. Consumer demand for our collaborators’ and customers’ products could be adversely affected by, among other things, delays in health regulatory approval, the loss of patent and other intellectual property rights protection, the emergence of competing products, including generic drugs or biosimilars, the degree to which private and government drug plans subsidize payment for a particular product and changes in the marketing strategies for such products. The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes may have a material adverse effect on our collaborators and customers and thus may have a material adverse effect on our business. If the products into which our Linea DNA is utilized or incorporated do not gain market acceptance, our revenues and profitability may be adversely affected.

The regulatory approval processes of the FDA, USDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If our customers are ultimately unable to obtain regulatory approval for products incorporating our Therapeutic DNA Production Services, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, USDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application submitted by one of our customers or by us with respect to the veterinary health market. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our customers’ data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for, or plan to obtain regulatory approval for any product candidate (except with respect to the veterinary health market), and it is possible that none of our, or our customers’ existing product candidates or any product candidates that we or our customers may seek to develop in the future that incorporate or utilize our Therapeutic DNA Production Services will ever obtain regulatory approval. Applications for our customers’ product candidates could fail to receive regulatory approval for a variety of reasons. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in failing to obtain regulatory approval to market any of such product candidates, which would significantly harm our business, results of operations, and prospects.

Even if our customers obtain regulatory approval for a product candidate, our Therapeutic DNA Production Services will remain subject to extensive regulatory scrutiny.

If any of our customers’ product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Ongoing regulatory requirements include ensuring that quality control and manufacturing and production procedures conform to applicable cGMP regulations, and we will be subject to potential continual review and inspections to assess compliance with applicable cGMP regulations and adherence to commitments made in any regulatory filings. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance.

Any regulatory approvals that our customers receive for their products that incorporate our utilize our Therapeutic DNA Production Services will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) or contain requirements for potentially costly post-marketing testing. Any new legislation addressing drug or biologic safety issues could result in delays in product development or commercialization, or increased costs to assure manufacturing compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. The holder of an approved NDA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing manufacturing changes to verify the safety and efficacy of our customers’ products in general. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval and thereby affect the need for our manufacturing services.

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

The forecasted change in our strategic focus could place a significant strain on our current management resources. We have a limited number of personnel and expect to continue to have a limited number of personnel for the foreseeable future.

To manage such growth, we may need to improve our:

●	operations and financial systems;
●	procedures and controls; and
●	training and management of our employees.

If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our CEO. On July 28, 2016, we entered into an employment agreement with Dr. Hayward. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2023, the employment contract automatically renewed for an additional year. Loss of the services of Dr. Hayward could significantly harm our business, results of operations and financial condition. We do not maintain key-person insurance on the life of Dr. Hayward.

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

As of December 4, 2023, we had 13,687,420 shares of common stock issued and outstanding, outstanding options to purchase 2,191,535 shares of common stock, outstanding warrants to purchase 5,220,588 shares of common stock, 282,640 unvested restricted stock units, and 1,340,948 shares available for grant under our 2005 and 2020 Equity Incentive Plans. The issuance of shares upon exercise of our outstanding options and warrants will cause immediate and substantial dilution to our stockholders and any sale thereof may depress the market price of our common stock.

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

We have received written notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price requirements and if we are unable to regain compliance with Nasdaq continued listing standards, which may require effecting a reverse stock split of our common stock, we could be delisted from The Nasdaq Stock Market, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our common stock.

The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) requires that the Company’s common stock maintain a closing bid price for 30 consecutive business days of $1.00 per share. On December 1, 2023, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. There is no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement. The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. The Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period. The Company intends to actively monitor the bid price for its common stock and will consider available options, including effecting a reverse stock split, to regain compliance with the Minimum Bid Price Requirement.

If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets but will lack the market efficiencies associated with Nasdaq. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and customers, the loss of institutional investor interest and fewer business development opportunities.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 1CCYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.  We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds.  We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

The company is currently in the process of implementing a more formalized cybersecurity program.

ITEM 2.PROPERTIES.

Our corporate headquarters is located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. We entered into an amended lease agreement on February 1, 2023.  The initial term is for three years and expires on February 1, 2026.  The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations.

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

Holders

As of December 4, 2023, we had 133 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 10005.

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

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, we currently operate in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs) and, through our recent acquisition of Spindle Biotech, Inc. (“Spindle”), the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of mRNA therapeutics  (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation

(“CDMO”) for the manufacture of synthetic DNA for use in the production of nucleic acid-based therapies, and to further expand and commercialize our MDx Testing Services through genetic testing.

We will continue to update our business strategy and monitor the use of our resources regarding our various business markets. In addition, we expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy, which could include restructuring our business.

Therapeutic DNA Production Services

Through LRx we are developing and commercializing our Linea DNA and Linea IVT platforms.

Linea DNA Platform

Our Linea DNA platform is our core enabling technology, and enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in the manufacturing of a broad range of nucleic acid-based therapeutics. The Linea DNA platform enzymatically produces a linear form of DNA we call “LineaDNA” that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

As of the third quarter of calendar year 2023, there were 3,866 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2023 Quarterly Report). Due to what we believe are the Linea DNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the Linea DNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies.

We believe our Linea DNA platform holds several important advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living bacterial cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, the Linea DNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The Linea DNA platform is simple and can rapidly produce very large quantities of DNA without the need for complex purification steps.

We believe the key advantages of the Linea DNA platform include:

●	Speed – Production of Linea DNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – Linea DNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as the plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in Linea DNA.
●	Simplicity – The production of Linea DNA is streamlined relative to plasmid-based DNA production. Linea DNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the Linea DNA platform can be easily chemically modified to suit specific customer applications. In addition, the Linea DNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs) and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and messenger RNA (“mRNA”) therapies, respectively.

Preclinical studies conducted by the Company have shown that Linea DNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	DNA vaccines;
●	DNA templates to produce RNA, including messenger RNA (“mRNA”) therapeutics; and
●	adoptive cell therapy (CAR-T) manufacturing.

Further, we believe that Linea DNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	clustered regularly interspaced short palindromic repeats (“CRISPR”)-mediated gene therapy; and
●	non-viral gene therapy.

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the 3rd quarter of calendar 2023, there were almost 400 mRNA therapies under development, with the large majority of these therapies (68%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2023 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production of DNA IVT templates to produce mRNA therapies.

In August 2022, the Company launched DNA IVT templates manufactured via its Linea DNA platform and has since secured proof of concept contracts with numerous mRNA manufacturing customers. In response to this demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the Linea DNA platform, the Company acquired Spindle in July 2023 to potentially increase its mRNA-related total addressable market (“TAM”).

Through our acquisition of Spindle, we recently launched our Linea IVT platform, which combines Spindle’s proprietary high-performance RNA polymerase (“RNAP”), now marketed by the Company as Linea RNAP, with our enzymatically produced Linea DNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

●	The prevention or reduction of double stranded RNA (“dsRNA”) contamination resulting in higher target mRNA yields with the potential to reduce downstream processing steps. dsRNA is a problematic immunogenic byproduct produced during conventional mRNA manufacture;
●	delivery of IVT templates in as little as 14 days for milligram scale and 30 days for gram scale; and
●	reduced mRNA manufacturing complexities.

According to the Company’s internal modeling, the ability to sell both Linea DNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3x as compared to selling Linea DNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company by a third-party CDMO located in the United States.

Manufacturing Scale-up

The Company plans to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Planned availability first half of CY2024 (1)
GMP	DNA biologic, drug substance and/or drug product	Planned availability first half of CY 2025 (1)

(1) Dependent on the availability of future financing.

The Company currently manufactures Linea DNA pursuant to Good Laboratory Practices (“GLP”) and, subject to the availability of future financing, is creating a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing Linea DNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a starting material for clinical and commercial mRNA therapeutics, with a planned completion date in the first half of calendar year 2024. The Company also plans to offer Linea DNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, with availability expected during the first half of calendar year 2025, dependent upon future funding. GMP is a quality standard used globally and by the U.S. Food and Drug Administration (“FDA”) to ensure pharmaceutical quality. Drug substances are the pharmaceutically active components of drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via  our planned near term future availability of Linea DNA IVT templates manufactured under GMP, while at the same time laying the basis for additional clinical and commercial applications of Linea DNA with our future planned availability of Linea DNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product. Our current plan is: (i) through our Linea IVT platform and planned near term future GMP manufacturing capabilities for IVT templates to secure commercial-scale supply contracts with clinical and commercial mRNA and/or self-amplifying mRNA (“sa-RNA”) manufacturers for Linea DNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future Linea DNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, to convert existing and new Linea DNA customers into large-scale supply  contracts to supply Linea DNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. Until we complete our GMP facility to produce DNA critical starting materials (DNA IVT templates) for mRNA manufacturing, we will not be able to realize significant revenues from this business. We estimate the cost of creating the critical starting materials fit-for-purpose manufacturing facility will be approximately $1.5 million. If we were to expand the facility to enable GMP production of Linea DNA for use as, or incorporation into, a biologic, drug substance and/or drug product, the cost may be up to approximately $7 million which would require additional funding. We anticipate that the fit-for-purpose manufacturing facility would be created within our existing laboratory space. We anticipate that a facility to enable GMP production of biologic, drug substances and/or drug products would require us to acquire additional space.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more Linea DNA-based therapeutic or prophylactic vaccines for high-value veterinary health indications (collectively “Linea DNA Vaccines”). We currently seek to commercialize our Linea DNA Vaccines in conjunction with lipid nanoparticle (“LNP”) encapsulation to facilitate intramuscular (“IM”) administration. We have recently demonstrated in vitro and in vivo (mice studies) expression of generic reporter proteins via Linea DNA encapsulated by LNPs. For the in vivo study, successful expression of the LNP-encapsulated Linea DNA was administered and achieved via IM injection. We believe that our Linea DNA Vaccines under development provide a substantial advantage over plasmid DNA-based vaccines for the veterinary health market.

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) testing services. ADCL is a New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”) permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with the NYSDOH. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated internally our pharmacogenomics testing services (the “PGx Testing Services”). Our PGx Testing Services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies. Our PGx Testing Services cannot commence until we receive approval from NYSDOH.

On March 22, 2023, we submitted our validation package to the NYSDOH for our PGx Testing Services. On September 21, 2023, we received a first set of comments from NYSDOH requesting additional data and clarifications. A response was submitted to NYSDOH on November 17, 2023.  Currently, timing of any approval by NYSDOH for our PGx Testing Services is unclear. Recently published studies show that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022. If and when approved by NYSDOH, we plan to leverage our PGx Testing Services to provide PGx testing services to large entities and self-insured employers.

Historically, the majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle™ COVID-19 testing solutions, for which testing demand has significantly dropped. While we continue to support several safeCircle customers, we are currently observing a marked decrease in market demand for COVID-19 testing, resulting in significant reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced, and we intend to pursue future COVID-19 testing opportunities on an opportunistic basis.

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our Linea DNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s Linea DNA platform, provide a methodology to authenticate goods within large and complex supply chains with a focus on cotton, nutraceuticals and other products.
●	SigNify® portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field.
●	fiberTyping® and other product genotyping services use PCR-based DNA detection to determine a cotton species or cultivar, via a product’s naturally occurring DNA sequence for the purposes of product provenance authentication.
●	Isotopic analysis testing services, provided in partnership with third-party labs, use cotton’s carbon, hydrogen and oxygen elements to indicate origin of its fiber through finished goods.

To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton.

We believe the Uyghur Forced Labor Prevention Act (“UFLPA”) signed into law on December 23, 2021 has increased interest in our CertainT platform for DNA Tagging, fiberTyping and isotopic analysis services. The UFLPA establishes that any goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of the People’s Republic of China are not entitled to entry to the United States. On June 17, 2022, the UFLPA additionally listed DNA tagging and isotopic analysis as evidence that importers may use to potentially prove that a good did not originate in XUAR.

Our business plan is to leverage growing consumer and governmental awareness for product traceability catalyzed by the UFLPA to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton.

General

Historically, a substantial portion of our revenues has been generated from our safeCircle COVID-19 testing solutions, for which testing demand has significantly dropped. While we continue to support several safeCircle customers, we are currently observing a marked decrease in market demand for COVID-19 testing, resulting in significantly reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced. We expect future growth in revenues to be derived from our Therapeutic DNA Production Services and our MDx testing services, as the latter transitions to a focus on genetic testing. To a lesser extent, we expect to grow revenues our DNA Tagging and Security Products and Services offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world with a focus on cotton provenance. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.  We will continue to update our business strategy and monitor the use of our resources regarding our various business markets. In addition, we expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy.

Comparison of the Fiscal Year Ended September 30, 2023 to the Fiscal Year Ended September 30, 2022

Revenues

Product revenues

For the twelve-month periods ended September 30, 2023 and 2022, we generated $1,218,185 and $1,882,804 in revenues from product sales, respectively. Product revenue decreased by $664,619 or 35% for the twelve-month period ended September 30, 2023 as compared to the prior fiscal year. Revenues decreased by $628,000 in sales of our LineaTM COVID-19 Assay kits and supplies, as well as decreases of $341,000 in the textiles market due to a decline year over year in cotton DNA tagging revenue, nutraceuticals market of $95,000, consumer asset marking of $64,000, cash and valuables in transit of $37,000 and military of $50,000.  These decreases were offset by an increase of approximately $560,000 within our biopharmaceutical market for large scale DNA production order that resumed after the COVID-19 pandemic.

Service revenues

For the twelve-month periods ended September 30, 2023 and 2022, we generated $996,866 and $759,138 in service revenues, respectively. Service revenue increased by $237,728 or 31% for the twelve-month period ended September 30, 2023 as compared to the prior fiscal year. The increase in service revenues is primarily related to an increase in our isotopic testing services in our textile market.

Clinical laboratory service revenues

For the twelve-month periods ended September 30, 2023 and 2022, we generated $11,152,392 and $15,526,735 in revenues from clinical laboratory testing services, respectively. Clinical laboratory service revenue decreased by $4,374,343 or 28% for the twelve-month period ended September 30, 2023 as compared to the prior fiscal year. The decrease in revenue is primarily due to a decrease in demand for COVID-19 testing services during the fiscal year ended September 30, 2023 compared to the same period during fiscal 2022, as well as lower testing volumes year over year under our testing contract with the City University of New York and as a result of this contract ending mid-June 2023.

Costs and Expenses

Gross Profit

Gross profit for the twelve-month period ended September 30, 2023 increased by $479,792 or 9% from $5,053,640 for the twelve-month period ended September 30, 2022 to $5,533,432 for the twelve-month period ended September 30,2023. The gross profit percentage was 41% and 28% for the twelve-month periods ended September 30, 2023 and 2022, respectively. The increase in gross profit percentage was the result of an improvement in gross profit percentage for our MDx testing services segment.  This improvement was the result of cost management efforts for our COVID-19 testing services contracts where we also provided and staffed the test collection centers.  Also, during fiscal 2022 the COVID-19 positivity rate was higher than during fiscal 2023, which resulted in our clinical laboratory having to reduce the test pooling size, which increased the cost of consumables per sample, therefore having a negative impact on gross profit for fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the twelve-month period ended September 30, 2023 decreased by $2,345,716 or 16% to $12,751,644 from $15,097,360 in the twelve-month period ended September 30, 2022. The decrease is primarily attributable to an decrease in stock-based compensation expense of approximately $1,485,000 relating to officer stock option grants that vested immediately during fiscal 2022, compared to the officer grant during fiscal 2023 have a four year vesting term. The remainder of the decrease relates to a decrease in bad debt expense of approximately $508,000, to fully reserve a customer balance that was deemed to be uncollectible during the twelve-month period ended September 30, 2022 that was subsequently collected during fiscal 2023 as well as a decrease of approximately $329,000 in freight charges during the twelve-month period ended September 30, 2023 primarily related to the decrease in ourCOVID-19 testing contracts.

Research and Development

Research and development expenses for the twelve-month period ended September 30, 2023 decreased by $190,965 or 5% to $3,735,078 from $3,926,043 in the twelve-month period ended September 30, 2022. This decrease is primarily due to a decrease in laboratory supplies to support genetic sequencing and isotopic research analysis projects during the twelve-month period ended September 30, 2022. This decrease was offset by research and development costs related to our continued development projects within our Therapeutic DNA production segment during the twelve-month period ended September 30, 2023.

Interest income

Interest income for the twelve-month period ended September 30, 2023, increased to $75,332 from $7,200 in the same period of 2022.  This increase relates to higher average cash balances in our interest-bearing accounts, coupled with increased interest rates.

Other income (expense), net

Other income (expense), net for the twelve-month periods ended September 30, 2023 and 2022, was income of $642 and expense of $47,305, respectively. The change of $47,947 is due to a gain on the sale of a vehicle of $6,083 during the current fiscal year, offset by foreign exchange transaction expenses during the prior fiscal year.

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

Unrealized gain on change in fair value of the warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the twelve-month periods ended September 30, 2023 and 2022 of $854,400and $17,999,521, respectively, relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price, as well as the Series B Warrants expiring during September 2023.

Loss on issuance of warrants

The loss on issuance of warrants of $10,591,600 for the twelve-month period ended September 30, 2022 relates to the August 2022 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Net Loss

Net loss decreased $1,752,857, or 21% to $10,022,916 for the fiscal year ended September 30, 2023 compared to $8,270,059 for the fiscal year ended September 30, 2022, due to the factors noted above.

Recently Issued Accounting Pronouncements

See Note C, “Recent Accounting Standards,” to the accompanying consolidated financial statements for a description of accounting standards which may impact our consolidated financial statements in future reporting periods.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2023, we had working capital of $5,281,149. For the fiscal year ended September 30, 2023, we used cash in operating activities of $6,217,677 consisting primarily of our net loss of $10,022,916 net with non-cash adjustments of $1,362,249 in depreciation and amortization charges, $1,033,889 in stock-based compensation expense, $854,400 in unrealized gain on change in fair value of warrants classified as a liability, $6,083 in gain on sale of property and equipment, and $239,043 of bad debt expense. Additionally, we had a net decrease in operating assets of $4,091,112 and a net decrease in operating liabilities of $1,644,485. Cash used in investing activities of $1,095,808 was primarily for cash paid of $1,062,360, for the Spindle asset purchase.

The Company has recurring net losses, which have resulted in an accumulated deficit of $302,447,147 as of September 30, 2023. The Company incurred a net loss of $10,022,916 and generated negative operating cash flow of $6,217,677 for the twelve-month period ended September 30, 2023.These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We expect capital expenditures to be less than $3,000,000 in fiscal 2024. Our primary investments are expected to be in  our Therapeutic DNA Production segment’s research and development activities.  We estimate the cost of creating the critical starting materials fit-for-purpose manufacturing facility will be approximately $1.5 million. If we were to expand the facility to enable GMP production of Linea DNA for use as or, or incorporation into, a biologic, drug substance and/or drug product, the cost may be up to approximately $7 million which would require additional funding. We anticipate that the fit-for-purpose manufacturing facility would be created within our existing laboratory space. We anticipate that a facility to enable GMP production of biologic, drug substances and/or drug products would require us to acquire additional space.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Warrant Liabilities.

Critical Accounting Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most critical estimates include recoverability of long-lived assets, including the values assigned to intangible assets, fair value calculations for warrants, and contingencies. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”), Revenue Recognition (“ASC 606” or “Topic 606”). We measure revenue at the amounts that reflect the consideration to which we are expected to be entitled in exchange for transferring control of goods and services to customers. We recognize revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. Our contracts with customers may include multiple performance obligations (e.g., taggants, maintenance, authentication services, research and development services, etc.). For such arrangements, we allocate revenues to each performance obligation based on their relative standalone selling price.

Due to the short-term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.

Product Revenues

Our PCR-produced linear DNA product revenues are accounted for/recognized in accordance with contracts with customers. We recognize revenue upon satisfying our promises to transfer goods or services to customers under the terms of our contracts. These performance obligations are satisfied at the point in time we transfer control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. We invoice customers upon shipment, and our collection terms range, on average, from 30 to 60 days.

Authentication Services

We recognize revenue for authentication services upon satisfying our promises to provide services to customers under the terms of our contracts. These performance obligations are satisfied at the point in time our services are complete, which in nearly all cases is when the authentication report is released to the customer.

Clinical Laboratory Testing Services

We record revenue for our clinical laboratory testing service contracts, which includes our COVID-19 Testing Services, upon satisfying our promise to provide services to customers under the terms of our contracts. These performance obligations are satisfied at the point in time that our services are complete, which in nearly all cases is when the testing results are released to the customer. For those customers with a fixed monthly fee, the revenue is recognized over-time as the services are provided.

Research and Development Services

We record revenue for our research and development contracts using the over-time revenue recognition model. Revenue is primarily measured using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.

Revenues are recorded proportionally as costs are incurred. For contracts where the total costs cannot be estimated, revenues are recognized for the actual costs incurred during a period until the remaining costs to complete a contract can be estimated. We have elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Warrant Liabilities

We evaluated the Common Warrants and the Series A and Series B Warrants (collectively the “Warrants) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of the warrant agreements, the instruments do not qualify for equity treatment. As such, the Warrants were recorded as a liability on the consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Nasdaq Delisting Notice

On December 1, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The Minimum Bid Price Requirement requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from October 18, 2023 to November 30, 2023, we no longer meet the Minimum Bid Price Requirement.

The Notice does not impact our listing on The Nasdaq Capital Market at this time. The Notice states that we have 180 calendar days, or until May 29, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by May 29, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the Minimum Bid Price Requirement.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws, and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts, and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers, and employees, which could harm our business and future prospects. We will consider available options to resolve the deficiencies and regain compliance with all applicable Nasdaq listing rules.

Recent Debt and Equity Financing Transactions

On November 7, 2023, we entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, in an aggregate offering price of up to $6,397,939 (the “Shares”) through the Agent.

The offer and sales of the shares made pursuant to the Agreement, if any, will be made under the Company’s effective “shelf” registration statement on Form S-3. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 4, 2023, we have issued 28,900 shares of our common stock for net proceeds of $26,098 under this Agreement.

Fiscal 2022

Registered Direct Public Offering

On February 24, 2022, we closed a registered direct offering (the “Offering”) in which, pursuant to the Securities Purchase Agreement dated February 21, 2022, by and between the Company and an institutional investor, the Company issued and sold 748,200 shares of the Company’s common stock (“Share”) and 748,200 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s common stock. The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant was sold at an offering price of $2.7999. Pursuant to the Securities Purchase

Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company issued unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of the Company’s common stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date on August 24, 2027. The gross proceeds of the offering, before deducting placement agent fees and other offering expenses, were approximately $4.2 million. On June 9, 2022, all of the 748,200 Pre-Funded Warrants were exercised.

After deducting underwriting discounts and commissions and other expenses related to the offering, the aggregate net proceeds were approximately $3.7 million.

Subject to limited exceptions, a holder of a Common Warrant will not have the right to exercise any portion of its Common Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The exercise price and number of the shares of the Company’s common stock issuable upon the exercise of a Common Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement. The Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end. The fair value of the Common Warrants upon issuance was $3,350,400.

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

Public Offering

On August 8, 2022, we closed on a public offering of 3,000,000 shares of our common stock (or common stock equivalents in lieu thereof), together with Series A warrants to purchase up to 3,000,000 shares of our common stock and Series B warrants to purchase up to 3,000,000 shares of our common stock at a combined offering price to the public of $4.00 per share (or $3.9999 per common stock equivalent with an exercise price of $0.0001) and associated warrants, priced at a premium to market under Nasdaq rules. The Series A warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire five years following the date of issuance. The Series B warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire thirteen months following the date of issuance. The net proceeds to us from the offering were approximately $10.7 million, after deducting the placement agent’s fees and other offering expenses payable by us.

Warrant Exercises

During August 2022, 925,000 of the Series B warrants were exercised for total net proceeds of $3,700,000.

Product Research and Development

We anticipate spending approximately $3,000,000 for product research and development activities during the next twelve months.  We plan to focus these activities on the further development and commercialization of our Therapeutic DNA Production services, including without limitation, research and development activities relating to our Linea DNA and Linea IVT platforms.

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters entered into during January, 2023, in lieu of a security deposit, we provided a standby letter of credit of $750,000. The letter of credit is effective through January 2026.

Inflation

The effect of inflation on our revenue and operating results was not significant during the fiscal years ended September 30, 2023 and 2022.

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

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including, our Chief Executive Officer, along with the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2023. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2023. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2023 and that our previously reported material weakness for the prior fiscal year ended September 30, 2022 has been remediated. Management concluded that the expanded practices and/or procedures  to improve the review process for complex financial instruments and the related tax impact that is performed by both our personnel, as well as by the third-party professionals with whom we consult regarding complex accounting and tax applications are operating effectively.

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

Part III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10 will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2023. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information called for by Item 11 will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2023. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2023. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, or will be included in an amendment thereto, which will be filed with the SEC within 120 days after September 30, 2023. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2023. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements

Our consolidated financial statements at September 30, 2023 and 2022 and for the years ended September 30, 2023 and 2022, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: December 7, 2023		/s/ James A. Hayward
	By:	James A. Hayward
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer),	December 7, 2023
James A. Hayward	President, Chairman of the Board of Directors and Director

/s/ BETH M. JANTZEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 7, 2023
Beth M. Jantzen

/s/ ROBERT CATELL	Director	December 7, 2023
Robert Catell

/s/ JOSEPH D. CECCOLI	Director	December 7, 2023
Joseph D. Ceccoli

/s/ YACOV A. SHAMASH	Director	December 7, 2023
Yacov A. Shamash

/s/ SANFORD R. SIMON	Director	December 7, 2023
Sanford R. Simon

/s/ ELIZABETH M. SCHMALZ SHAHEEN	Director	December 7, 2023
Elizabeth M. Schmalz Shaheen

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
2.1*†	Share Purchase Agreement, dated July 12, 2023, by and among Spindle Acquisition Corp., Spindle Biotech Inc., the persons listed on Schedule 1.1 therein, Lai Him Chung and Applied DNA Sciences, Inc.	8-K	2.1	001-36745	7/13/2023
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	001-36745	12/9/2021
4.2	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.3	Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2018
4.4	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K	4.2	001-36745	11/18/2019
4.5	Form of Indenture	S-3	4.1	333-238557	05/21/2020
4.6	Form of Common Stock Purchase Warrant	8-K	10.3	001-36745	10/14/2020
4.7	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	001-36745	2/23/2022
4.8	Form of Common Stock Purchase Warrant	8-K	4.2	001-36745	2/23/2022
4.9	Form of Series A Warrant	8-K	4.1	001-36745	8/9/2022
4.10	Form of Series B Warrant	8-K	4.2	001-36745	8/9/2022
4.11	Form of Prefunded Warrant	8-K	4.3	001-36745	8/9/2022
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016

10.7†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.8	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.9	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.10	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.11	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.12*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.13	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017.	8-K	10.1	001-36745	12/20/2017
10.14	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.15	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.16	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.17	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.18+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.19	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.20	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.21	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.22	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019

10.23	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.24	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.25†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10-Q	10.1	001-36745	08/06/2020
10.26	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.27	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	08/06/2020
10.28	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	05/12/2016
10.29	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.3	001-36745	08/06/2020
10.30	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.4	001-36745	08/06/2020
10.31	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.5	001-36745	08/06/2020
10.32	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.33	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.34+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020

10.35	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC	10-K	10.47	001-36745	12/17/2020
10.36	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	3/4/2021
10.37	Office Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-K	10.43	001 36745	12/14/2022
10.38	Laboratory Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-K	10.44	001 36745	12/14/2022
10.39+	Contract Number T212206, dated August 3, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.45	001 36745	12/14/2022
10.40+	First Amendment to Contract No. T212206, dated December 16, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.46	001 36745	12/14/2022
10.41+	Second Amendment to Contract No. T212206, dated July 19, 2022, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.47	001 36745	12/14/2022
10.42	Equity Distribution Agreement, dated November 7, 2023, by and between Applied DNA Sciences, Inc. and Maxim Group LLC	8-K	10.1	001-36745	11/7/2023
14.1	Code of Business Conduct and Ethics.	10-K	14.1	001-36745	12/14/2022
21.1	Subsidiaries of Applied DNA Sciences, Inc.					Filed
23.1	Consent of Marcum LLP					Filed
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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Applied DNA Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) and Subsidiaries as of September 30, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, NY

December 7, 2023

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

	September 30,	September 30,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$7,151,800	$15,215,285
Accounts receivable, net of allowance of $75,000 and $330,853 at September 30, 2023 and 2022, respectively	255,502	3,067,544
Inventories	330,027	602,244
Prepaid expenses and other current assets	389,241	1,058,056
Total current assets	8,126,570	19,943,129

Property and equipment, net	838,270	2,222,988

Other assets:
Restricted cash	750,000	—
Intangible assets	2,698,975	—
Operating right of use asset	1,237,762	—
Deposits	—	98,997
Total assets	$13,651,577	$22,265,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,270,388	$3,621,751
Operating lease liability, current	498,598	—
Deferred revenue	76,435	563,557
Total current liabilities	2,845,421	4,185,308

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	—
Operating lease liability, long term	739,162	—
Deferred tax liability, net	684,115	—
Warrants classified as a liability	4,285,000	5,139,400
Total liabilities	8,779,165	9,356,175

Commitments and contingencies (Note J)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30 2023 and 2022, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2023 and 2022, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of September 30, 2023 and 2022, 13,658,520 and 12,908,520 shares issued and outstanding as of September 30, 2023 and 2022, respectively	13,659	12,909
Additional paid in capital	307,384,647	305,399,008
Accumulated deficit	(302,447,147)	(292,500,088)
Applied DNA Sciences, Inc. stockholders’ equity	4,951,159	12,911,829
Noncontrolling interest	(78,747)	(2,890)
Total equity	4,872,412	12,908,939

Total liabilities and equity	$13,651,577	$22,265,114

See the accompanying notes to the consolidated financial statements.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Twelve Months Ended September 30,
	2023	2022
Revenues
Product revenues	$1,218,185	$1,882,804
Service revenues	996,866	759,138
Clinical laboratory service revenues	11,152,392	15,526,735
Total revenues	13,367,443	18,168,677

Cost of product revenues	1,308,620	2,116,717
Cost of clinical laboratory service revenues	6,525,391	10,998,320
Total cost of revenues	7,834,011	13,115,037

Gross profit	5,533,432	5,053,640

Operating expenses:
Selling, general and administrative	12,751,644	15,097,360
Research and development	3,735,078	3,926,043
Total operating expenses	16,486,722	19,023,403

LOSS FROM OPERATIONS	(10,953,290)	(13,969,763)

Interest income	75,332	7,200
Transaction cost allocated to warrant liabilities	—	(1,668,112)
Unrealized gain on change in fair value of warrants classified as a liability	854,400	17,999,521
Loss on issuance of warrants	—	(10,591,600)
Other income (expense), net	642	(47,305)

Loss before provision for income taxes	(10,022,916)	(8,270,059)

Provision for income taxes	—	—

NET LOSS	$(10,022,916)	$(8,270,059)

Less: Net loss attributable to noncontrolling interest	75,857	2,168
NET LOSS attributable to Applied DNA Sciences, Inc.	$(9,947,059)	$(8,267,891)
Deemed dividend related to warrant modifications	—	110,105
NET LOSS attributable to common stockholders	$(9,947,059)	$(8,377,996)

Net loss per share attributable to common stockholders-basic and diluted	$(0.76)	$(0.93)

Weighted average shares outstanding-basic and diluted	13,075,416	8,967,704

See the accompanying notes to the consolidated financial statements.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Exercise of warrants	1,674,200	1,673	3,698,402	—	—	3,700,075
Derecognition of warrant liability	—	—	2,802,879	—	—	2,802,879
Stock based compensation expense	—	—	2,518,665	—	—	2,518,665
Common stock issued in public offering, net of offering costs	3,748,200	3,748	740,685	—	—	744,433
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Deemed dividend - warrant repricing	—	—	110,105	(110,105)	—	—
Net loss	—	—	—	(8,267,891)	(2,168)	(8,270,059)
Balance, September 30, 2022	12,908,520	$12,909	$305,399,008	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	1,033,889	—	—	1,033,889
Common stock issued for Spindle asset purchase	750,000	750	951,750	—	—	952,500
Net loss	—	—	—	(9,947,059)	(75,857)	(10,022,916)
Balance, September 30, 2023	13,658,520	$13,659	$307,384,647	$(302,447,147)	$(78,747)	$4,872,412

See the accompanying notes to the consolidated financial statements.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Twelve Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,022,916)	$(8,270,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,362,249	1,290,480
Gain on sale of property and equipment	(6,083)	—
Unrealized gain on change in fair value of warrants classified as a liability	(854,400)	(17,999,521)
Transaction costs allocated to warrant liabilities	—	1,668,112
Loss on issuance of warrants	—	10,591,600
Stock-based compensation	1,033,889	2,518,665
Change in provision for bad debts	(239,043)	269,451
Write-off of property and equipment	62,000	—
Change in operating assets and liabilities:
Accounts receivable	3,051,083	(532,957)
Inventories	272,217	767,689
Prepaid expenses and other current assets and deposits	767,812	(493,220)
Accounts payable and accrued liabilities	(1,351,363)	930,497
Deferred revenue	(293,122)	282,557

Net cash used in operating activities	(6,217,677)	(8,976,706)

Cash flows from investing activities:
Cash paid for Spindle asset purchase	(1,062,360)	—
Proceeds from sale of property and equipment	45,000	—
Purchase of property and equipment	(78,448)	(489,553)
Net cash used in investing activities	(1,095,808)	(489,553)

Cash flows from financing activities:

Net proceeds from exercise of warrants	—	3,700,075
Net proceeds from issuance of common stock and warrants	—	14,426,521
Net cash provided by financing activities	—	18,126,596

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,313,485)	8,660,337
Cash, cash equivalents and restricted cash at beginning of period	15,215,285	6,554,948
Cash, cash equivalents and restricted cash at end of period	$7,901,800	$15,215,285

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Deemed dividend warrant modifications	$—	$110,105
Leased assets obtained in exchange for new operating lease liabilities	$1,545,916	$—
Fair value of warrants issued	$—	$25,939,000
Fair value of warrants exercised	$—	$2,802,879
Common stock issued for Spindle asset purchase	$952,500	$—
Deferred tax liability for Spindle Acquisition	$684,115	$—
Issuance of stock options for payment of accrued bonus	$—	$300,000

See the accompanying notes to the consolidated financial statements.

NOTE A – NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA. The Company currently operates in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics and, through the Company’s recent acquisition of Spindle Biotech, Inc. (“Spindle”), the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of mRNA therapeutics  (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

On September 16, 2002, the Company was incorporated under the laws of the State of Nevada. Effective December 2008, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is principally devoted to developing and marketing linear DNA technology solutions in the United States, Europe and Asia. To date, the Company has continued to incur expenses in expanding its business to meet current and anticipated future demand and it has limited sources of liquidity.

NOTE B – GOING CONCERN AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $302,447,147 as of September 30, 2023. The Company incurred a net loss of $10,022,916 and generated negative operating cash flow of $6,217,677 for the twelve-month period ended September 30, 2023.These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, Applied DNA Sciences India Private Limited, Applied DNA Clinical Labs, LLC (“ADCL”), Spindle Acquisition Corp. and its 98% majority–owned subsidiary, LineaRx, Inc. (“LRx”). Spindle Acquisition Corp. was incorporated in Ontario, Canada on June 12, 2023 for the purpose of purchasing the assets of Spindle Biotech Inc. (see Note E).  Once the asset purchase was completed, Spindle Acquisition Corp. was amalgamated into Spindle Biotech Inc. Significant inter-company transactions and balances have been eliminated in consolidation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to intangible assets and property and equipment, fair value calculations for warrants, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”), Revenue Recognition (“ASC 606” or “Topic 606”). The Company measures revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. The Company’s contracts with customers may include multiple performance obligations (e.g., taggants, maintenance, authentication services, research and development services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on their relative standalone selling price.

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

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Fiscal Years Ended:
	September 30,
	2023	2022
Research and development services (over-time)	$421,585	$592,001
Clinical laboratory testing services (point-in-time)	7,612,975	10,398,782
Clinical laboratory services (over-time)	3,540,456	5,127,953
Product and authentication services (point-in-time):
Supply chain	827,603	887,061
Large Scale DNA Production	653,015	—
Asset marking	311,809	534,594
MDx test kits and supplies	—	628,286
Total	$13,367,443	$18,168,677

Contract balances

As of September 30, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	September 30,	$
	Balance sheet classification	2022	2023	change
Contract liabilities	Deferred revenue	$563,557	$270,435	$293,122

		October 1,	September 30,	$
	Balance sheet classification	2021	2022	change
Contract liabilities	Deferred revenue	$281,000	$563,557	$(282,557)

For the fiscal year ended September 30, 2023, the Company recognized $345,480 of revenue that was included in contract liabilities as of October 1, 2022.

For the fiscal year ended September 30, 2022, the Company recognized $31,061 of revenue that was included in contract liabilities as of October 1, 2021.

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Cash, Cash Equivalents, and Restricted Cash continued

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$7,151,800	$15,215,285
Restricted cash	750,000	—
Total cash, cash equivalents and restricted cash	$7,901,800	$15,215,285

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

At September 30, 2023 and 2022, the Company has an allowance for doubtful accounts of $75,000 and $330,853, respectively. The Company writes-off receivables that are deemed uncollectible.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, equity-based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fiscal years ended September 30, 2023 and 2022, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2024, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2023 and 2022. Tax years 2019 through 2022 remain subject to future examination by the applicable taxing authorities.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years, vehicles is 5 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. Property and equipment consist of:

	September 30,
	2023	2022
Lab equipment	$4,069,175	$4,059,754
Vehicles	56,471	108,361
Leasehold improvements	124,825	124,825
Total	4,250,471	4,292,940
Accumulated depreciation	3,412,201	2,069,952
Property and equipment, net	$838,270	$2,222,988

As of September 30, 2023 and 2022, there was $0 and $127,935 of construction in progress, respectively that was included in lab equipment. Depreciation expense for the fiscal years ended September 30, 2023 and 2022 were $1,362,249 and $1,290,480, respectively.

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

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2023 and 2022 are as follows:

	2023	2022
Warrants	5,220,588	7,313,963
Restricted Stock Units	282,640	—
Options	2,204,237	1,063,055
	7,707,465	8,377,018

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, restricted cash and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of September 30, 2023, the Company had cash and cash equivalents of approximately $6.9 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the  fiscal year ended September 30, 2023 included an aggregate of 65% and 14%, respectively from two customers within the MDx Testing Services segment. 65% and 58% of the revenues earned for the fiscal years ended September 30, 2023 and 2022, respectively was derived from the COVID-19 testing contract with CUNY that terminated during June 2023.

The Company’s revenues earned from sale of products and services for the fiscal year ended September 30, 2022 included an aggregate of 58% from one customer within the MDx Testing Services segment. Three customers accounted for 60% of the Company’s accounts receivable at September 30, 2023 and two customers accounted for 89% of the Company’s accounts receivable at September 30, 2022.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the fiscal years ended September 30, 2023 and 2022, the Company incurred research and development expenses of 3,735,078 and $3,926,043, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $185,115 and $293,395, as advertising costs for the fiscal years ended September 30, 2023 and 2022, respectively.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Intangible Assets

The acquired technology from the Spindle Asset Purchase (see Note E) has been classified as In Process Research and Development (“IPR&D”).  Intangible assets related to IPR&D are considered to be indefinite-lived until the abandonment or completion of the associated research and development efforts.  Indefinite-lived intangible assets are not amortized and, instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired.   The Company qualitatively and quantitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of September 30, 2023, the Company performed its qualitative assessment and indicated that there was no impairment.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the registered direct offering and the public offering (See Note G), offering costs in the aggregate of $1,766,170 were incurred, of which $98,058 was charged to additional paid in capital, and $1,668,112 was allocated to the liability classified warrants, and are included in other expense in the accompanying consolidated statement of operations for the twelve-month period ended September 30, 2022.

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

Therapeutic DNA Production Services — Segment operations consist of the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics and, through our recent acquisition of Spindle, the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics.

MDx Testing Services- Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company's MDx testing services, ADCL provides COVID-19 testing solutions under its safeCircleTM trademark, as well as its pharmacogenomics testing services that are currently waiting for approval from NYSDOH. In the prior fiscal year, it also included the sales of the Company's MDx test kits and related supplies.

DNA Tagging and Security Products and Services — Segment operations consist of the manufacture and detection of DNA for industrial supply chain security services.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Segment Reporting continued

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

As of September 30, 2023, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU-2016-13”), which changes the methodology for measuring credit losses on financial instruments and certain other instruments, including trade receivables and contract assets. The new standard replaces the current incurred loss model for measurement of credit losses on financial assets with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE D – INVENTORIES

Inventories consist of the following at September 30, 2023 and 2022:

	2023	2022
Raw materials	$212,079	$471,947
Work in progress	19,859	55,817
Finished goods	98,089	74,480
Total	$330,027	$602,244

NOTE E – ASSET PURCHASE AGREEMENT

On July 12, 2023, the Company acquired all outstanding shares of Spindle, an early-stage, private biotech company developing next-generation RNA manufacturing technologies based in Toronto. Under the terms of the stock purchase agreement (“SPA”) entered into among Applied DNA, Spindle, and the former shareholders of Spindle, in exchange for Spindle shares, the Company paid consideration of $625,000 cash, as adjusted for debt and transaction expenses, and 750,000 restricted shares of the Company’s common stock, in addition to future contingent consideration of up to 1.0 million shares of the Company’s common stock upon the satisfaction of certain commercialization and revenue milestones. The SPA also provides for a 10-year revenue share based on the net sales generated by the Linear IVT platform. The total consideration paid was for the acquisition of the Spindle RNAP enzyme platform technology, with no assumption of any Spindle liabilities. As a result, the transaction was accounted for as an asset acquisition in accordance with ASC 805. The total consideration paid for this intellectual property (“IP”) was $2,014,860, the estimated fair value of the IP acquired, recognized on the consolidated balance sheet as of the acquisition date as an intangible asset. The intangible asset is determined to be indefinite as the Platform does not have a finite useful life in terms of economic benefits that will be derived from it.

The consideration paid is broken down as follows:

Cash	$625,000
750,000 Company shares at $1.27/share (share price on July 12, 2023)	952,500
Direct transaction costs	437,360
Total consideration paid for acquiring Spindle RNAP enzyme platform	$2,014,860

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2023 and 2022 are as follows:

	2023	2022
Accounts payable	$1,072,161	$1,744,105
Accrued salaries payable	1,138,235	1,458,661
Other accrued expenses	59,992	418,985
Total	$2,270,388	$3,621,751

NOTE G – CAPITAL STOCK

Common Stock Transactions during the Fiscal Year Ended September 30, 2022:

On February 24, 2022, the Company closed a registered direct offering (the “Offering”) in which, pursuant to the Securities Purchase Agreement dated February 21, 2022, by and between the Company and an institutional investor, the Company issued and sold 748,200 shares of the Company’s common stock (“Share”) and 748,200 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s common stock. The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant was sold at an offering price of $2.7999. Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company issued unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of the Company’s common stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date on August 24, 2027. The gross proceeds of the offering, before deducting placement agent fees and other offering expenses, were approximately $4.2 million. On June 9, 2022, all of the 748,200 Pre-Funded Warrants were exercised.

After deducting underwriting discounts and commissions and other expenses related to the offering, the aggregate net proceeds were approximately $3.7 million.

Subject to limited exceptions, a holder of a Common Warrant will not have the right to exercise any portion of its Common Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The exercise price and number of the shares of the Company’s common stock issuable upon the exercise of the Common Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement. The Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end.

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

After deducting placement agent’s fees and commissions and expenses related to the August 2022 Offering, the aggregate net proceeds were approximately $10.7 million.

Subject to limited exceptions, a holder of a Series A or B Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

NOTE G – CAPITAL STOCK, continued

The exercise price and number of the shares of the Company’s common stock issuable upon the exercise of the Series A or B Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement. The Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end (see Note H). Additionally, the Company allocated $1,276,777 of transaction costs to the warrant liabilities which is included in the consolidated statement of operations for the twelve-month period ended September 30, 2022.

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding.  These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for Transactions involving warrants (see Note G) are summarized as follows:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Balance at October 1, 2022	7,313,963	$3.68
Granted	—	—
Exercised	—	—
Cancelled or expired	(2,093,375)	(4.12)
Balance, September 30, 2023	5,220,588	$3.50

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

The 2020 Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of common stock. As of September 30, 2023, a total of 289,534 shares have been issued and options to purchase 1,656,677 shares have been granted under the Company’s Incentive Plans.

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

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS, continued

Stock Options, continued

Transactions involving stock options issued are summarized as follows:

				Weighted
		Weighted Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Contractual
	Shares	Share	Value	Life (years)
Outstanding at October 1, 2022	1,063,055	$20.49
Granted	1,224,421	1.29
Exercised	—	—
Forfeited, cancelled or expired	(83,239)	25.78
Outstanding at September 30, 2023	2,204,237	9.95
Vested at September 30, 2023	1,060,931	19.26	—	7.29
Non-vested at September 30, 2023	1,143,306	1.31	—	9.37

For the twelve-month period ended September 30, 2023, the Company granted 308,333 options to officers of the Company. These options have a ten-year term and vest evenly over four years starting on the first anniversary of the date of grant. Also, during the twelve-month period ended September 30, 2023, the Company granted 694,670 options to non-employee board of director members. The options granted to the non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant. The remaining options granted during the fiscal year ended September 30, 2023 were to employees.

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

The fair value of options granted during the fiscal years ended September 30, 2023 and 2022 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	2023	2022
Stock price	$1.27	$5.55
Exercise price	$1.27	$594
Expected term	5.75	5.16
Dividend yield	—	—
Volatility	157%	143%
Risk free rate	3.64%	1.18%

The Company recorded $1,033,889 and $2,518,665 as stock compensation expense within selling, general and administrative for fiscal years ended September 30, 2023 and 2022, respectively. As of September 30, 2023, unrecorded compensation cost related to non-vested awards was $716,898 which is expected to be recognized over a weighted average period of approximately 2.16 years. The weighted average grant date fair value per share for options granted during the fiscal years ended September 30, 2023 and 2022 was $1.20 and $0.84, respectively.

Restricted Stock Units

Restricted stock unit awards are valued at the market price of the Company’s common stock on the grant date.

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS, continued

Stock Options, continued

Activity in our non-vested restricted stock unit awards for the fiscal year ended September 30, 2023 is as follows:

Number of
Shares
Outstanding at October 1, 2022	—
Granted	282,640
Exercised	—
Forfeited	—
Cancelled or expired	—
Outstanding at September 30, 2023	282,640
Vested at September 30, 2023	—
Non-vested at September 30, 2023	282,640

During the fiscal year ended September 30, 2023, the Company granted 282,640 restricted stock units (“RSUs”) to certain officers of the Company. These RSUs vest on the first anniversary of the grant date. The fair value of the RSUs granted was the closing stock price on the date of grant.

NOTE I – INCOME TAXES

The income tax provision (benefit) for the fiscal years ended September 30, 2023 and 2022 consists of the following:

	2023	2022
Federal:
Current	$—	$—
Deferred	(3,249,000)	(2,781,000)
	(3,249,000)	(2,781,000)
State and local:
Current	—	—
Deferred	(1,161,000)	(852,000)
	(1,161,000)	(852,000)
Foreign:
Current	—	—
Deferred	(121,000)	11,000
	—	—
Change in valuation allowance	4,531,000	3,622,000

Income tax provision (benefit)	$—	$—

NOTE I – INCOME TAXES, continued

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended September 30, 2023 and 2022 as follows:

	2022	2022
Statutory federal income tax rate	21.00%	21.00%
Statutory state and local income tax rate (1%, as of September 30, 2022 and 2021), net of federal benefit	9.56%	6.20%
Stock based compensation	(1.76)%	(5.01)%
Permanent differences related to warrants	1.80%	14.60%
Other permanent differences	1.97%	1.70%
Canada NOL	1.28%	0.00%
Federal R&D Credit	9.93%	3.83%
Change in deferred tax rate	1.67%	1.56%
Change in valuation allowance	(45.45)%	(43.88)%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2023	2022
Deferred tax assets (liabilities):
Stock based compensation	$993,000	$847,000
Depreciation and amortization	440,000	113,000
Net operating loss carry forward	25,250,000	22,872,000
Impairment of intangibles	227,000	205,000
Capitalized research and development	726,000	—
Lease liability	342,000	—
Tax credits	3,060,000	2,055,000
Other	324,000	397,000
Deferred tax assets	31,362,000	26,489,000
Intellectual property	(684,000)	—
ROU asset	(342,000)	—
	(1,026,000)	—
Less: valuation allowance	(31,020,000)	(26,489,000)
Net deferred tax liability	$(684,000)	$—

As of September 30, 2023, the Company has approximately $101,526,000 of Federal and $56,892,000 of State net operating loss “NOL” carryforwards available. The Federal NOL of $60,374,000 begins to expire after 2022. The Federal NOLs generated in tax years beginning after December 31, 2017 have no expiration period due to the Tax Cuts and Jobs Act that was enacted in 2017. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership in prior years, and as a result of the August 2022 public offering. The annual limitation ranges between $94,000 and $1,528,742 and any unused amounts can be carried forward to subsequent years.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future. The valuation allowance increased by $4,531,000.

The Company has Federal research and development credits of approximately $2,539,000 that will begin to expire after 2034. The Company also has state investment tax credits of $475,000 that will begin to expire after 2029.

NOTE I – INCOME TAXES, continued

On August 16, 2022, President Biden signed the Inflation Reduction Act,, which is effective for tax years beginning on or after January 1, 2023 For tax years beginning after December 31, 2021 the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022.  The Company included the impact of the research and development expenditures in its tax expense for the fiscal year ended September 30, 2023.  The Company will continue to monitor the possible future impact of changes in tax legislation.

NOTE J – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index ("CPI"). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. The total rent expense for the fiscal years ended September 30, 2023 and 2022 were $663,513 and $587,346, respectively.

The components of lease expense are as follows:

	Fiscal year ended
	September 30,
Lease Cost	2023	2022
Operating lease cost	$657,241	$587,346
Short-term lease cost	6,272	—
Total lease cost	$663,513	$587,346

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$390,889
Right-of-use assets obtained in exchange for new operating lease liabilities	1,545,916
Weighted-average remaining lease term — operating leases	2.3 years
Weighted-average discount rate — operating leases	9.1%

Maturities of operating lease liabilities were as follows:

Fiscal year
ended
Maturity of Lease Liabilities	September 30,
Operating Leases
2024	586,334
2025	586,334
2026	195,445
Total lease payments	1,368,113
Less: interest	(130,351)
Present value of lease liabilities	$1,237,762

NOTE J – COMMITMENTS AND CONTINGENCIES, continued

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

In accordance with the terms of his employment agreement, for the fiscal year ended September 30, 2023, the CEO earned a $500,000 bonus as the Company’s fiscal year revenue was greater than $12 million. The bonus has not yet been paid and is included in accounts payable and accrued liabilities in the consolidated balance sheet.

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

NOTE K – SEGMENT AND GEOGRAPHIC AREA INFORMATION

As detailed in Note C above, the Company has three reportable segments. (1) Therapeutic DNA Production Services (2) MDx Testing Services, and (3)DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO, CFO and CLO whom, collectively the Company has determined to be our Chief Operating Decision Maker (CODM).

Information regarding operations by segment for the twelve- month period ended September 30, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$560,000	$—	$658,185	$1,218,185
Service revenues	506,285	—	490,581	996,866
Clinical laboratory service revenues	—	11,253,312	—	11,253,312
Less intersegment revenues	—	(100,920)	—	(100,920)
Total revenues	$1,066,285	$11,152,392	$1,148,766	$13,367,443

Gross profit	$748,940	$4,409,186	$375,306	$5,533,432
(Loss) income from segment operations (a)	$(3,792,871)	$1,206,652	$(3,550,794)	$(6,137,013)

Information regarding operations by segment for the twelve- month period ended September 30, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$628,286	$1,254,518	$1,882,804
Service revenues	439,355	—	319,783	759,138
Clinical laboratory service revenues	—	15,979,631	—	15,979,631
Less intersegment revenues	—	(452,896)	—	(452,896)
Total revenues	439,355	16,155,021	1,574,301	18,168,677
Gross profit	439,355	4,827,672	(213,387)	5,053,640
Loss from segment operations (a)	(4,497,699)	(464,894)	(4,652,786)	(9,615,379)

Reconciliation of segment loss from operations to corporate loss:

	September 30,
	2023	2022
Loss from operations of reportable segments	$(6,137,013)	$(9,615,379)
General corporate expenses (b)	(4,816,277)	(4,354,384)
Interest income	75,332	7,200
Unrealized gain on change in fair value of warrants classified as a liability	854,400	17,999,521
Transaction costs allocated to warrant liabilities	—	(1,668,112)
Loss on issuance of warrants	—	(10,591,600)
Other income (expense), net	642	(47,305)
Consolidated loss before provision for income taxes	$(10,022,916)	$(8,270,059)
(a)	Segment operating loss consists of net sales less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of Selling, general and administrative expenses that are not specifically identifiable to a segment.

NOTE K – SEGMENT AND GEOGRAPHIC AREA INFORMATION, continued

The Company attributes net revenues from external customers according to the geographic location of the customer. Net revenues by geographic location of customers are as follows:

	Year Ended September 30,
	2023	2022
Americas	$12,222,650	$17,544,444
Europe	258,355	448,847
Asia and other	886,438	175,386
Total	$13,367,443	$18,168,677

NOTE L – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of the Common Warrants in the condensed consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note C.

The following table presents the fair value of the Company’s financial instruments as of September 30, 2023 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of September 30, 2023. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2023.

	Fair value at	Valuation	Unobservable
	September 30, 2023	Technique	Input	Weighted Average
Liabilities:
Common Warrants	$1,468,000	Monte Carlo simulation	Annualized volatility	160%
Series A Warrants	$2,817,000	Monte Carlo simulation	Annualized volatility	160%

The change in fair value of the Common Warrants for the twelve-month period ended September 30, 2023 is summarized as follows:

Common Warrants
Fair value at October 1, 2022	$1,477,000
Change in fair value	(9,000)
Fair Value at September 30, 2023	$1,468,000

The change in fair value of the Series A and Series B Warrants for the twelve-month period ended September 30, 2023 is summarized as follows:

	Series A Warrants	Series B Warrants
Fair value at October 1, 2022	$2,883,000	$779,400
Change in fair value	(66,000)	(779,400)
Fair Value at September 30, 2023	$2,817,000	—

NOTE M — SUBSEQUENT EVENTS

On November 7, 2023, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, in an aggregate offering price of up to $6,397,939 (the “Shares”) through the Agent.

The offer and sales of the Shares made pursuant to the Agreement, if any, will be made under the Company’s effective “shelf” registration statement on Form S-3.  Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 4, 2023, the Company has issued 28,900 shares of its common stock for net proceeds of approximately $26,098 under this Agreement.