Form 10-K/A
period 2023-09-30
APPLIED DNA SCIENCES INC
filed 2024-01-26
CIK 744452

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

As of January 19, 2024, the Registrant had outstanding 13,744,547 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	Melville, NY	688

EXPLANATORY NOTE

Applied DNA Sciences, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2023 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2023. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors, Executive Officers and Key Employees

The Board of Directors (the “Board of Directors”) currently consists of six members. The term of each Director expires at our next annual meeting or until his or her successor is appointed. Our executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any directors or executive officers.

The ages of the directors and executive officers are shown as of January 19, 2024.

Name	Ages	Position
James A. Hayward	70	Chief Executive Officer, President and Chairman of the Board of Directors

Robert B. Catell	87	Director

Joseph D. Ceccoli	60	Director

Sanford R. Simon	81	Director

Yacov A. Shamash	74	Director

Elizabeth M. Schmalz Shaheen	72	Director

Beth Jantzen	47	Chief Financial Officer

Judith Murrah	65	Chief Operating Officer, Chief Information Officer and Secretary

Clay Shorrock	40	Chief Legal Officer

Set forth below is biographical information with respect to the aforementioned individuals.

James A. Hayward, Ph.D., Sc.D.

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006, a director on the Board of Directors since September 28, 2005 and our President and the Chairman of the Board of Directors since June 12, 2007. He was previously our acting Chief Executive Officer since October 5, 2005. He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013. Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook (“Stony Brook”) in 1983 and an honorary Doctor of Science from the same institution in 2000. His experience with public companies began with the co-founding of one of England’s first biotechnology companies — Biocompatibles, Ltd. Following this, Dr. Hayward was at the Estee Lauder companies for five years, eventually becoming Head of Product Development. In 1990, he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years. During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human protein products that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004. He is the winner of the first Helix Award from BIO and has been twice elected Entrepreneur of the Year by Inc. Magazine and the Long Island Technology Hall of Fame. He has served on the Boards of The Stony Brook Foundation, the NYS Research Foundation, and the NYS Regents Advisory Board. Dr. Hayward also serves on the advisory board of the Manufacturing and Technology Resource Consortium of Stony Brook University, and on the boards of Softheon Corporation, NeoMatrix Formulations, Inc. and the TNPO2 Foundation.

Dr. Hayward’s experience and senior leadership positions in companies in the biotechnology, pharmaceutical and consumer-product industries, and specifically his qualifications and skills in the areas of general operations, financial operations and administration, as well as his role as the Company’s Chief Executive Officer and President, led the Board of Directors to conclude that Dr. Hayward should serve as a director of the Company.

Yacov A. Shamash

Dr. Yacov A. Shamash has been a member of the Board of Directors since March 17, 2006. Dr. Shamash is a Professor of Electrical and Computer Engineering at Stony Brook, a position he has held since 1992. From 1992 to 2015, he was the Dean of Engineering and Applied Sciences, and from 1995 to 2004, Dr. Shamash was also the Dean of the Harriman School for Management and Policy at Stony Brook. He served as Vice President for Economic Development at Stony Brook from 2001 to 2019. He was founder of the New York State Center for Excellence in Wireless and Information Technology, and the New York State Center for Excellence in Advanced Energy Research, at Stony Brook. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash serves on the board of directors of public companies Comtech Telecommunications Corp. and Keytronic Corp. He is on the boards of several not for profit organizations: the Long Island First Robotics and Listnet. Dr. Shamash holds a Ph.D. degree in Electrical Engineering from the Imperial College of Science and Technology in London, England.

Dr. Shamash encounters leaders of businesses large and small, regional and global in their reach, on a daily basis and, as a member of our Board of Directors, Dr. Shamash has played an integral role in our business development by providing the highest-level introductions to customers, channels to market and to the media. Dr. Shamash also brings to our Board of Directors his valuable experience gained from serving as a director at other private and public companies. The Board of Directors believes that Dr. Shamash’s technical experience and other abilities make him a valuable member of the Board of Directors.

Sanford R. Simon

Dr. Sanford R. Simon has been a member of the Board of Directors since March 17, 2006. Dr. Simon was a Professor of Biochemistry, Cell Biology and Pathology at Stony Brook from 1969 to January 2022. He joined the faculty at Stony Brook as an Assistant Professor in 1969 and was promoted to Associate Professor with tenure in 1975. Dr. Simon was a member of the board of directors of The Collaborative Group from 1995 to 2004. From 1967 to 1969, Dr. Simon was a Guest Investigator at Rockefeller University. Dr. Simon received a B.A. in Zoology and Chemistry from Columbia University in 1963 and, a Ph.D. in Biochemistry from Rockefeller University in 1967, and he studied as a postdoctoral fellow with Nobel Prize winner Max Perutz in Cambridge, England. He has maintained an active research laboratory studying aspects of cell invasion in cancer and inflammation, the uses of small molecules in modulating diverse cell functions, and novel strategies of drug delivery; he also teaches undergraduate, graduate, medical and dental students.

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

Joseph D. Ceccoli

Joseph D. Ceccoli has been a member of the Board of Directors since December 3, 2014. Since 2010, Mr. Ceccoli has been the Founder, President and CEO of Biocogent, LLC (“Biocogent”), a bioscience company located at the Stony Brook Long Island High Technology Incubator. Biocogent is focused on the invention, development and commercialization of skin-active molecules and treatment products used in regulated (over-the-counter / med-care), personal care and consumer products. Prior to starting Biocogent, Mr. Ceccoli was Global Director of Operations for BASF Corporation, a global Fortune 100 company and the world’s largest global chemical company, where he was responsible for the integration, operations and growth of domestic and overseas business units from 2007 to 2008. Prior to BASF, Mr. Ceccoli was a General Manager for Engelhard Corporation, a U.S.-based Fortune 500 company and chief operating officer of Long Island-based The Collaborative Group from 2004 to 2007. Mr. Ceccoli holds a Bachelor of Science (“B.S.”) degree in Biotechnology from Rochester Institute of Technology and advanced professional training in various pharmaceutical sciences, emulsion chemistry, engineering and management disciplines. He is a member of numerous professional organizations such as the American Chemical Society and the Society of Cosmetic Chemists. Mr. Ceccoli has authored and co-authored 16 technical papers that have appeared in peer reviewed and industry specific journals and magazines and is inventor on 16 patents.

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

Robert B. Catell

Robert B. Catell has been a member of the Board of Directors since October 7, 2016. Mr. Catell serves as Chairman of the Advanced Energy Research and Technology Center (AERTC) at Stony Brook and the National Offshore Wind Research and Development Consortium (NOWRDC). He also serves on the board of several business and not-for-profit organizations, including Long Island Association (LIA), A+ Technology & Security Solutions, Inc., ThermoLift Inc., and Utility Technology Solutions (UTS). Mr. Catell was formerly Chairman and CEO of KeySpan Corporation and KeySpan Delivery (formerly Brooklyn Union Gas), Chairman of National Grid, U.S. and Deputy Chairman of National Grid plc, upon National Grid’s acquisition of KeySpan, and has served on numerous boards including New York State Energy Research & Development Authority (NYSERDA.) Mr. Catell chaired the New York State Business Council from 2002 to 2003 and the Brooklyn Chamber of Commerce from 1994 to 1995.

Mr. Catell holds both a Master’s and a Bachelor’s degree in Mechanical Engineering from City College of New York and is a registered Professional Engineer. He has attended Columbia University’s Executive Development Program, and the Advanced Management Program at the Harvard Business School.

The Board of Directors believe that Mr. Catell’s extensive executive-level management experience, including as a director at other private and public companies and within regulated and technical industries, qualifies him to serve as one of our directors.

Elizabeth M. Schmalz Shaheen

Ms. Elizabeth M. Schmalz Shaheen has been a member of the Board of Directors since June 1, 2017. She has served as President of American Flavors & Fragrances LLC, a fragrance company, since 2003. Ms. Schmalz Shaheen also serves as President of her own consulting firm, Betsy Schmalz & Associates. She served as Senior Vice President of Corporate Product Development at Estée Lauder. Ms. Schmalz Shaheen’s responsibilities included overseeing product development for some of the company’s most prominent brands. Subsequently, she was Executive Vice President of Product Development at Bath and Body Works and Victoria’s Secret for The Limited. Ms. Schmalz Shaheen started her senior management career at Revlon with responsibility for new product development for brands including Borghese, Ultima II and Prestige fragrances. She is an active member of Cosmetic Executive Women. She earned a bachelor’s degree in psychology from Georgian Court University and serves on their Board of Trustees. Ms. Schmalz Shaheen’s track record of accomplishments as a strategist and products leader within the cosmetics and personal care industries led the Board of Directors to conclude she should serve as a director of the Company.

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

Judith Murrah

Ms. Judith Murrah has been our Chief Operating Officer since January 19, 2021, our Chief Information Officer since June 1, 2013, and our Secretary since December 22, 2017. Ms. Murrah is responsible for our operations functions including production, quality, information technology and security, marketing, development of key customer and partner relationships, and field operations. Ms. Murrah was previously the Senior Director of Information Technology at Motorola Solutions, which had acquired her former firm, Symbol Technologies. Her role at Motorola Solutions included overseeing the global IT program management office, financial and supplier operations and quality assurance. At Symbol Technologies, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT. Ms. Murrah holds an MBA from Harvard Business School, and a B.S. in Industrial Engineering from the University of Rhode Island. She is an inventor on 14 U.S. patents. Ms. Murrah is active in Long Island’s business and academic community. She has co-founded and volunteers with non-profits engaging students in science, technology, engineering, and math disciplines. She serves on the boards of the Middle Country (N.Y.) Library Foundation, the Tesla Science Center at Wardenclyffe, and Stony Brook University’s Center for Corporate Education. Ms. Murrah was named to the Top 50 Women of Long Island Hall of Fame in 2023 and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology.

Clay Shorrock

Mr. Shorrock has been our Chief Legal Officer and Executive Director of Business Development since April 2021. Mr. Shorrock leads Applied DNA’s legal, regulatory, risk mitigation, intellectual property, and business development functions. Mr. Shorrock previously served as general and intellectual property counsel to Applied DNA from November 2016 through April 2019. Prior to rejoining the Company in April 2021, Mr. Shorrock was a member of the intellectual property groups of Florida-based Lowndes, Drosdick, Doster, Kantor & Reed, P.A. and Allen, Dyer, Doppelt & Gilchrist, P.A. Earlier in his career Mr. Shorrock was an associate at several New Jersey-based law firms where he focused on intellectual property and complex commercial transactions. Mr. Shorrock holds a B.A. in Biology from Franklin and Marshall College and a J.D. with a concentration in intellectual property from Seton Hall University Law School.

No Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners (“10% stockholders”) also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us during or with respect to the fiscal year ended September 30, 2023, as the case may be, and upon written representations from these reporting persons, we believe that all reports required by Section 16(a) applicable to our officers, directors and 10% stockholders were filed on a timely basis, as disclosed in the forms described above, during the fiscal year ended September 30, 2023.

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

We have established procedures to ensure that suspected violations of the Code of Business Conduct and Ethics may be reported anonymously. A current copy of our Code of Business Conduct and Ethics is available on our website at https://investors.adnas.com/corporate-governance/governance-documents. A copy may also be obtained, free of charge, from us upon a request directed to Applied DNA Sciences, Inc., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Business Conduct and Ethics granted to directors and officers by posting such information on our website available at www.adnas.com and/or in our public filings with the SEC.

Board Committees

The Board of Directors maintains three committees: the audit committee, compensation committee and the nominating committee.

Audit Committee

Messrs. Catell, Ceccoli, and Shamash (Chairperson) served on the audit committee during the fiscal year ended September 30, 2023 and continue to serve on the audit committee. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Dr. Shamash is an “audit committee financial expert” as defined in the Exchange Act. During fiscal 2023, the audit committee held four formal meetings.

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

Compensation Committee

Messrs. Ceccoli and Shamash (Chairperson) and Ms. Schmalz Shaheen served on the compensation committee during the fiscal year ended September 30, 2023 and continue to serve on the compensation committee. The compensation committee reviews and approves salaries and bonuses for all officers, reviews and approves non-employee directors’ compensation, administers options outstanding under our stock incentive plan, provides advice and carries out the responsibilities required by SEC rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers. The compensation committee also considers other general industry information and trends if available. During fiscal 2023, the compensation committee held one formal meeting.

Nominating Committee

Messrs. Shamash (Chairperson) and Simon and Ms. Schmalz Shaheen served on the nominating committee during the fiscal year ended September 30, 2023 and continue to serve on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

The nominating committee is responsible for, among other things: reviewing the Board of Directors’ composition, procedures and committees, and making recommendations on these matters to the Board of Directors; and reviewing, soliciting and making recommendations to the Board of Directors and stockholders with respect to candidates for election to the Board of Directors. During fiscal 2023, the nominating committee held one formal meeting.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Overview

The compensation committee has overall responsibility for approving and evaluating the compensation arrangements for our named executive officers. Our named executive officers for fiscal 2023 are our Chief Executive Officer and President, Dr. James Hayward, our Chief Financial Officer, Beth Jantzen, our Chief Operating Officer and Chief Information Officer, Judith Murrah, and our Chief Legal Officer, Clay Shorrock. Our Chief Executive Officer provides recommendations to the compensation committee with respect to the compensation of the named executive officers other than himself. However, the compensation committee is free to make decisions that are contrary to the Chief Executive Officer’s recommendations.

Our Executive Compensation Philosophy and Objectives

General

The fundamental purpose of our executive compensation program is to assist us in achieving our financial and operating performance objectives. Specifically, we attempt to tailor an executive’s compensation to (1) retain and motivate the executive, (2) reward him or her upon the achievement of Company-wide and individual performance, and (3) align the executive’s interest with the creation of long-term stockholder value, without encouraging excessive risk taking. To that end, and within the context of the stage of our company, we have historically compensated our named executive officers through a mix of base salary, equity-based incentives and cash bonuses.

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

Base Salary

We did not change the annual base salary for any of our named executive officers in fiscal 2023, and their respective annual base salaries remained as follows: Dr. Hayward, $450,000, Ms. Jantzen, $300,000, Ms. Murrah, $325,000 and Mr. Shorrock, $300,000. Effective as of January 1, 2024, Dr. Hayward and Ms. Murrah voluntarily reduced their annual base salaries to $250,000 and $243,750, respectively, in response to the then current cash position of the Company. This voluntary reduction is effective until March 31, 2024.

Bonuses

While the compensation committee determined that Dr. Hayward was eligible to receive a discretionary bonus in the amount of $500,000 with respect to his performance for fiscal 2023, on January 19, 2024, Dr. Hayward elected not to receive any cash incentive or other bonus for fiscal 2023, in light of the Company’s current cash position.

On January 23, 2023, upon recommendation from the compensation committee, the Board of Directors approved a discretionary cash bonus, in respect of fiscal 2022 performance, for each of Ms. Jantzen, Mr. Shorrock and Ms. Murrah.

The discretionary cash incentive bonus amount totaled $99,000 (33% of their annual base salary rate) for each of Ms. Jantzen and Mr. Shorrock and $107,250 (33% of her annual base salary rate) for Ms. Murrah.

As of the date of this report, the compensation committee and the Board of Directors have not yet determined whether any bonus will be granted to Ms. Jantzen, Mr. Shorrock or Ms. Murrah in respect of fiscal 2023 performance. To the extent that any such named executive officer ultimately receives a bonus in respect of fiscal 2023 performance, the Company will disclose same by way of a separate filing under Form 8-K.

Long-Term Stock-Based Compensation

Our long-term compensation program has historically consisted solely of stock options. Stock option grants made to executive officers are designed to provide them with an incentive to execute their responsibilities in such a way as to generate long-term benefit to us and our stockholders.

We believe that, by only rewarding the creation of stockholder value, stock options provide our executive officers with an effective risk and reward profile.

On January 23, 2023, upon recommendation from the compensation committee , the Board of Directors approved, for each of Ms. Jantzen, Mr. Shorrock and Ms. Murrah, a compensation plan consisting of (i) a grant of restricted stock units, each representing the right to receive one share of the Company’s common stock upon vesting (“RSUs”), and (ii) a grant of stock options, each representing the right to receive one share of the Company’s common stock upon exercise (“Options”), as further described below. On March 23, 2023, the compensation committee approved and granted the RSUs and the Options under the Company’s 2020 Equity Incentive Plan.

RSUs. As noted above, the compensation plan provided for the grant of RSUs, with each participating named executive officer awarded an RSU grant with a grant date fair value equal to 33% of the named executive officer’s annual base salary (i.e., $99,000, in the case of each of Ms. Jantzen and Mr. Shorrock, and $107,250, in the case of Ms. Murrah). Each of Ms. Jantzen and Mr. Shorrock received a grant of 91,667 RSUs, and Ms. Murrah received a grant of 99,306 RSUs. The RSUs will vest in full on the 12-month anniversary of the date of grant, subject to the relevant named executive officer’s continued employment with the Company. There is no acceleration of vesting upon any termination of employment that occurs prior to the applicable vesting date.

Options. Also as noted above, the compensation plan provided for the grant of Options, with each participating named executive officer awarded an Option grant with a grant date fair value equal to 34% of the named executive officer’s annual base salary (i.e., $102,000, in the case of each of Ms. Jantzen and Mr. Shorrock, and $110,500, in the case of Ms. Murrah). Each of Ms. Jantzen and Mr. Shorrock received a grant of 100,000 Options, and Ms. Murrah received a grant of 108,333 Options. The Options have a 10-year term and will vest in equal 25% installments on each of the first four anniversaries of the date of grant, subject to the relevant named executive officer’s continued employment with the Company. There is no acceleration of vesting upon any termination of employment that occurs prior to the applicable vesting date.

Benefits

We provide the following benefits to our named executive officers on the same basis as the benefits provided to all employees:

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

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2023 and 2022.

				Stock	Option	Nonequity Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)(4)	($)
James A. Hayward	2023	450,000	—	—	—	—	18,000	468,000
Chairman, President and CEO	2022	450,000	—	—	800,000	800,000	18,000	2,068,000

Beth M. Jantzen	2023	300,000	—	99,000	102,000	—	—	501,000
CFO	2022	300,000	99,000	—	136,500	—	—	535,500

Judith Murrah	2023	325,000	—	107,250	110,500	—	—	542,750
CIO, COO	2022	325,000	107,250	—	147,875	—	—	580,125

Clay Shorrock	2023	300,000	—	99,000	102,000	—	—	501,000
CLO

(1)

On January 23, 2023, upon recommendation from the compensation committee, the Board of Directors approved, in respect of fiscal 2022 performance, for each of Ms. Jantzen, Mr. Shorrock and Ms. Murrah, a discretionary cash incentive bonus, in the amount of (i) $99,000 for each of Ms. Jantzen and Mr. Shorrock and (ii) $107,250 for Ms. Murrah.

(2)

On March 23, 2023, each of Ms. Jantzen and Mr. Shorrock received a restricted stock unit (“RSU”) grant with a grant date fair value of $99,000, and Ms. Murrah received an RSU grant with a grant date fair value of $107,250. As noted above, the RSUs vest in full on the first anniversary of the date of grant (i.e., March 23, 2024), subject to the relevant named executive officer’s continued employment with the Company through the vesting date.

The grant date fair value of each of the aforementioned RSU grants was calculated in accordance with FASB ASC Topic 718, or ASC 718. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for fiscal 2023, filed with the SEC on December 7, 2023, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Policies,” and in Note C to the accompanying consolidated financial statements.

(3)

On March 23, 2023, each of Ms. Jantzen and Mr. Shorrock received a stock option grant with a grant date fair value of $102,000, and Ms. Murrah received a stock option grant with a grant date fair value of $110,500. As noted above, the stock options vest in equal 25% installments on each of the first four anniversaries of the date of grant (i.e., March 23rd of each of 2024, 2025, 2026 and 2027), subject to the relevant named executive officer’s continued employment with the Company through the vesting date.

The grant date fair value of each of the aforementioned stock option grants was calculated in accordance with FASB ASC Topic 718, or ASC 718 (specifically based on the Black Scholes value thereof as of the grant date). Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for fiscal 2023, filed with the SEC on December 7, 2023, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Policies,” and in Note C to the accompanying consolidated financial statements.

(4)	Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards held by our named executive officers as of September 30, 2023, the last day of fiscal 2023.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Yet Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable (1)	Unexercisable (2)	($)	Date	(#)(3)	($)(4)
James A. Hayward	20,833	—	232.80	10/17/2023	—	—
	4,375	—	114.40	12/21/2024	—	—
	1,250	—	119.60	12/21/2025	—	—
	3,750	—	82.00	12/20/2026	—	—
	16,666	—	140.40	7/10/2028	—	—
	6,250	—	47.60	08/29/2028	—	—
	6,965	—	8.36	06/02/2030	—	—
	13,035	—	7.54	10/18/2030	—	—
	80,000	—	5.44	1/5/2031	—	—
	219,167	—	5.58	10/31/2031	—	—
Beth M. Jantzen	104	—	205.20	10/14/2023	91,667	110,917
	104	—	278.40	11/28/2023	—	—
	104	—	326.40	12/09/2023	—	—
	1,000	—	114.40	12/21/2024	—	—
	750	—	138.00	2/14/2025	—	—
	1,250	—	119.60	12/21/2025	—	—
	1,500	—	82.00	12/20/2026	—	—
	2,500	—	47.60	08/29/2028	—	—
	6,695	—	8.36	06/02/2030	—	—
	13,035	—	7.54	10/18/2030	—	—
	45,129	—	5.58	10/31/2031	—	—
	—	100,000	1.08	3/23/2033	—	—
Judith Murrah	833	—	280.80	12/01/2023	99,306	120,160
	1,875	—	114.40	12/21/2024	—	—
	104	—	326.40	12/09/2023	—	—
	1,250	—	119.60	12/21/2025	—	—
	1,500	—	82.00	12/20/2026	—	—
	3,750	—	47.60	08/29/2028	—	—
	6,965	—	8.36	06/02/2030	—	—
	13,035	—	7.54	10/18/2030	—	—
	52,127	—	5.58	10/31/2031	—	—
	—	108,333	1.08	3/23/2033	—	—
Clay Shorrock	—	—	—	—	91,667	110,917
	63	—	94.00	11/27/2026	—	—
	1,250	—	47.60	4/25/2024	—	—
	135	—	13.20	4/25/2024	—	—
	45,129	—	5.58	10/31/2031	—	—
	—	100,000	1.08	3/23/2033	—	—

(1)	All stock option grants reflected in this column are fully vested and exercisable.
(2)	Each of the stock option grants made in fiscal 2023 vests in equal 25% installments on each of the first four anniversaries of the date of grant (i.e., March 23rd of each of 2024, 2025, 2026 and 2027), subject to the relevant named executive officer’s continued employment with the Company through the applicable vesting date.
(3)	Each of the RSU grants made in fiscal 2023 vests in full on the first anniversary of the date of grant (i.e., March 23, 2024), subject to the relevant named executive officer’s continued employment with the Company through the vesting date.
(4)	Values determined based on the closing price of our common stock as of September 29, 2023, the last trading day of fiscal 2023, which was $1.21 per share.

Employment Agreement with Dr. James A. Hayward

The following is a discussion of our employment agreement with Dr. Hayward as of January 1, 2024 and, where indicated, compensation actions prior to such date.

The Chief Executive Officer is the only named executive officer with an employment agreement. Effective as of January 1, 2024, Dr. Hayward voluntarily reduced his salary to $250,000 in response to the then current cash position of the Company. This voluntary reduction is effective until March 31, 2024.

The initial term of Dr. Hayward’s employment agreement was from July 1, 2016 to July 1, 2017, and the term of the employment agreement renews automatically on an annual basis thereafter, unless either party provides the other with 90 days’ advance written notice of non-renewal. The employment agreement provides for an annual base salary, which is described above in the section entitled “Base Salary,” and the Board of Directors, acting in its discretion, may also grant annual bonuses and annual equity awards to Dr. Hayward, provided that Dr. Hayward may not be treated less favorably with respect to annual bonuses or annual equity awards than other executives of the Company. Dr. Hayward will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees. The employment agreement also provides for the following limited perquisites: an automobile allowance of up to $1,500 per month, a gas allowance, the use of an outside driver for up to 20 hours per week, a gym membership and an airline club membership.

The employment agreement with Dr. Hayward also provides that if he is terminated by the Company without “cause” (as defined in the employment agreement and summarized below) or if Dr. Hayward terminates his employment for “good reason” (as defined in the employment agreement and summarized below), then, in addition to payment or provision of any earned and unpaid base salary, bonus and benefits, and subject to his delivery of an executed general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive: (i) a pro rata portion (based on the number of days elapsed from the beginning of the Company’s fiscal year to the date of his termination of employment) of the greater of (A) the annual bonus he would have received if his employment had continued through the end of the fiscal year of termination and (B) the prior year’s annual bonus; (ii) installment payments for two years following termination in an aggregate amount equal to the greater of (A) 2.99 times Dr. Hayward’s base salary and (B) two times the sum of (I) Dr. Hayward’s base salary and (II) Dr. Hayward’s prior year’s annual bonus (or, if greater, Dr. Hayward’s target bonus (if any) for the fiscal year of termination); (iii) Company-paid COBRA continuation coverage for 18 months post-termination; (iv) continuing life insurance benefits (if any) for two years post-termination; and (v) extended exercisability of any outstanding vested stock options and stock appreciation rights (until three years from the termination date or, if earlier, until the expiration of the fixed stock option or stock appreciation right term).

If termination of Dr. Hayward’s employment is triggered by the Company without cause or by Dr. Hayward for good reason, in each case, within six months before or two years after a “change in control of the Company” (as defined in the employment agreement), then, the severance payments that would otherwise have been paid in installments will be paid in a lump sum. Further, unless assumed or continued by the acquiror, all of Dr. Hayward’s outstanding stock options and other equity incentive awards will become fully vested upon the occurrence of a change in control of the Company (whether or not his employment is terminated in connection with such change in control). The exercisability period of outstanding stock options and stock appreciation rights would be extended until three years following the change in control (or, if later, until three years following a qualifying termination after a change in control), or, if earlier, until the earlier expiration of the fixed stock option or stock appreciation right term. In addition, the employment agreement provides that if the payments and benefits due to Dr. Hayward in connection with a change in control would be subject to an excise tax under Section 280G of the Code, they will be reduced to the maximum amount that would not trigger the excise tax, unless Dr. Hayward would be better off (on an after-tax basis) receiving all of the payments and benefits and paying all necessary applicable taxes. Additionally, if, following a change in control, the Company fails to comply with any of its obligations under the employment agreement or the Company takes any action to declare the employment agreement void or unenforceable or institutes any litigation or other legal action designed to deny, diminish or to recover from Dr. Hayward (or his beneficiary) the payments and benefits intended to be provided, then Dr. Hayward (or his beneficiary, as the case may be) shall be entitled to select and retain counsel at the expense of the Company to represent him (or his beneficiary) in connection with the good faith initiation or defense of any litigation or other legal action, whether by or against the Company or any director, officer, stockholder or other person affiliated with the Company or any successor thereto in any jurisdiction.

Upon a termination of his employment due to death or “disability” (as defined in the employment agreement), Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause, other than the installment payments and the continuing life insurance benefits, and additionally, the extended exercisability provisions would apply to any outstanding stock options only.

For purposes of the employment agreement, “cause” means Dr. Hayward: (i) is convicted of or pleads nolo contendere to a felony, (ii) commits fraud or a material act or omission involving dishonesty affecting the assets, business or reputation of the Company or any of its subsidiaries or affiliates, (iii) willfully fails or refuses to carry out the material responsibilities of his employment, as reasonably determined by the Board of Directors, (iv) engages in gross negligence, willful misconduct or a pattern of behavior that has had or is reasonably likely to have a significant adverse effect on the Company or his ability to perform the duties and responsibilities of his employment, or (v) willfully engages in any act or omission that is in material violation of Company policy, including, without limitation, Company policy on business ethics and conduct, and Company policy on the use of inside information and insider trading; provided, however, that, if the conduct giving rise to termination for Cause is curable without material harm to the business or assets of the Company, Dr. Hayward will be afforded an opportunity to effect such a cure within 30 days after notice of termination and thereby avoid a termination for Cause based upon such conduct.

For purposes of the employment agreement, “good reason” is defined as any of the following: (i) a material adverse change by the Company of Dr. Hayward’s status or position as the Chief Executive Officer, including, without limitation, a material diminution of his position, duties, responsibilities or authority or the assignment to him of duties or responsibilities that are materially inconsistent with his status or position; (ii) a non-voluntary reduction by the Company of his annual base salary or failure to pay same; (iii) a breach by the Company of any of its material obligations under the employment agreement; (iv) relocation of Dr. Hayward without his consent beyond a 75-mile radius of his then principal place of employment in violation of the employment agreement; or (v) in connection with a change in control, the failure or refusal by the successor or acquiring company to expressly assume the obligations of Company under the employment agreement. As a condition to terminating his employment for Good Reason, Dr. Hayward must, within 60 days after the occurrence of the event or condition giving rise to such termination, provide written notice to the Company (or the successor or acquiring company) of his desire to terminate for Good Reason, specifying the nature of the act or omission that he deems to constitute Good Reason. The Company shall have 30 days after receipt of such notice to review and, if required, correct the situation (and thus prevent his termination for Good Reason).

Dr. Hayward is subject to standard restrictive covenants, including a two-year post-employment non-compete and a two-year post-employment non-solicit of employees or customers.

Director Compensation: Fiscal 2023

In fiscal 2023, on January 25, 2023, we granted an option to purchase 112,649 shares of our common stock (having a grant date fair value of $150,000) to each of our non-employee directors, in respect of fiscal 2023. The stock options have a 10-year term and will vest on the first anniversary of the date of grant, subject to the director’s continued service on our Board of Directors.

In addition, in recognition for their service on certain committees, additional stock options were granted to those members of our Board of Directors who also serve on such committees. As such, also on January 25, 2023, we granted stock options with a 10-year term that vest on the first anniversary of the date of grant, subject to the director’s continued service on our Board of Directors, to Mr. Simon, Mr. Shamash, Mr. Catell, Mr. Ceccoli and Ms. Schmalz Shaheen. The stock option grant is with respect to 939 shares of our common stock and has a grant date fair value of $1,250 in the case of Mr. Simon, 9,388 shares of our common stock and has a grant date fair value of $12,500 in the case of Mr. Shamash, 3,755 shares of our common stock and has a grant date fair value of $5,000 in the case of Mr. Ceccoli, 1,878 shares of our common stock and has a grant date fair value of $2,500 in the case of Mr. Catell, and 2,816 shares of our common stock and has a grant date fair value of $3,750 in the case of Ms. Schmalz Shaheen.

None of the members of our Board of Directors received any other compensation in respect of fiscal 2023.

	Option
	Awards	Total
Name	($)(2)	($)
Sanford R. Simon	151,250	151,250
Yacov A. Shamash	162,500	162,500
Joseph D. Ceccoli	155,000	155,000
Scott L. Anchin (1)	150,000	150,000
Robert C. Catell	152,500	152,500
Elizabeth M. Schmalz Shaheen	153,750	153,750

(1)  On July 31, 2023, Scott L. Anchin provided notice to the Company of his intention not to stand for re-election as director at the Company’s upcoming annual meeting of stockholders held on September 19, 2023. Mr. Anchin’s term as director expired upon the election of directors at the annual meeting.

(2) Represents the grant date fair value of the stock option grants, calculated in accordance with FASB ASC Topic 718, or ASC 718, specifically based on the Black Scholes value thereof as of the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for fiscal 2023, filed with the SEC on December 7, 2023, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Policies,” and in Note C to the accompanying consolidated financial statements. As noted above, the stock options vest in full on the first anniversary of the date of grant (i.e., January 25, 2024), subject to the relevant director’s continued service on our Board of Directors through the vesting date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
Available
for Future
Issuance
	Number of		Under Equity
	Securities to be	Weighted	Compensation
	Issued upon	Average	Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected in the
	Warrants	Warrants	first
Plan Category	and Rights (1)	and Rights	Column)
Equity compensation plans approved by security holders
Applied DNA Sciences, Inc.2005 Incentive Stock Plan, as amended	242,232	$66.21	44,343
Applied DNA Sciences, Inc. 2020 Incentive Plan	2,244,645	3.00	1,283,903
Equity compensation plans not approved by security holders	—	—	—
TOTAL	2,486,877	$9.95	1,328,246
(1)	Includes unsettled RSUs

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of January 19, 2024, (i) by each person who is known to us to beneficially own 5% or more of the outstanding common stock, (ii) by each of the executive officers named in the table under “Summary Compensation Table” and by each of our directors named in the table under “Director Compensation: Fiscal 2023” who were directors as of January 19, 2024 and (iii) by all executive officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

		Number of		Percentage
		Shares Owned		of Class
	Title of Class	(1)		(2)
Executive Officers and Directors:

James A. Hayward	Common Stock	506,481	(3)	3.59%

Yacov A. Shamash	Common Stock	179,887	(4)	1.29

Robert B. Catell	Common Stock	168,712	(8)	1.21

Joseph D. Ceccoli	Common Stock	171,091	(5)	1.23

Beth M. Jantzen	Common Stock	72,518	(9)(12) (13)	*

Judith Murrah	Common Stock	83,990	(10)(12)(13)	*

Clay Shorrock	Common Stock	46,577	(12)(13)(14)	*

Sanford R. Simon	Common Stock	167,103	(6)	1.20

Elizabeth Schmalz Shaheen	Common Stock	167,460	(11)	1.21

All directors and officers as a group (9 persons)	Common Stock	1,563,819	(7)	10.31%

*	indicates less than one percent
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).
(2)	Based upon 13,744,547 shares of common stock outstanding as of January 19, 2024. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are beneficially held by such person (but not those held by any other person) have been exercised and converted.
(3)	Includes 372,295 shares underlying currently exercisable options.
(4)	Includes 178,302 shares underlying currently exercisable options.
(5)	Includes 170,522 shares underlying currently exercisable options.
(6)	Includes 167,031 shares underlying currently exercisable options.
(7)	Includes 1,422,072 shares underlying currently exercisable options.
(8)	Includes 166,772 shares underlying currently exercisable options.
(9)	Includes 72,446 shares underlying currently exercisable options.
(10)	Includes 81,443 shares underlying currently exercisable options.
(11)	Includes 166,684 shares underlying currently exercisable options.
(12)	Excludes 91,667, 91,667 and 99,306 shares underlying RSUs for Ms. Jantzen, Ms. Murrah and Mr. Shorrock, respectively, that were granted on March 23, 2023 and vest in full on March 23, 2024.
(13)	Excludes 100,000, 100,000 and 108,333 shares underlying options for Ms. Jantzen, Mr. Shorrock and Ms. Murrah, respectively that were granted on March 23, 2023 and vest 25% per year commencing on the first anniversary of grant date.
(14)	Includes 46,577 shares underlying currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2023, each of our directors other than Dr. Hayward and Mr. Anchin—consisting of Robert B. Catell, Joseph D. Ceccoli, Yacov A. Shamash, Sanford R. Simon, and Elizabeth M. Schmalz Shaheen —are and were “independent” as defined by the listing standards of Nasdaq, constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. On July 31, 2023, Scott L. Anchin, provided notice to the Company of his intention not to stand for re-election as director at the Company’s upcoming annual meeting of stockholders held on September 19, 2023. Mr. Anchin’s term as director expired upon the election of directors at the annual meeting. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2023 and 2022 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		Fiscal year	Fiscal year
		ended	ended
		September 30,	September 30,
	Marcum LLP	2023	2022
(i)	Audit Fees	$278,105	$249,035
(ii)	Audit-Related Fees	—	—
(iii)	Tax Fees	26,265	22,000
(iv)	All Other Fees	—	—
Total Fees		$304,370	$271,035

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

The Audit Committee of the Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has determined that independence has been maintained.

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the chairman of our audit committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification. During the fiscal years ended September 30, 2023 and 2022, all services performed by Marcum LLP were pre-approved by our audit committee in accordance with these policies and applicable SEC regulations.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(4)	Exhibits

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
2.1*†	Share Purchase Agreement, dated July 12, 2023, by and among Spindle Acquisition Corp., Spindle Biotech Inc., the persons listed on Schedule 1.1 therein, Lai Him Chung and Applied DNA Sciences, Inc.	8-K	2.1	001-36745	7/13/2023
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	001-36745	12/9/2021
4.2	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.3	Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2018
4.4	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K	4.2	001-36745	11/18/2019
4.5	Form of Indenture	S-3	4.1	333-238557	05/21/2020
4.6	Form of Common Stock Purchase Warrant	8-K	10.3	001-36745	10/14/2020
4.7	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	001-36745	2/23/2022
4.8	Form of Common Stock Purchase Warrant	8-K	4.2	001-36745	2/23/2022
4.9	Form of Series A Warrant	8-K	4.1	001-36745	8/9/2022
4.10	Form of Series B Warrant	8-K	4.2	001-36745	8/9/2022
4.11	Form of Prefunded Warrant	8-K	4.3	001-36745	8/9/2022

10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.7†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.8	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.9	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.10	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.11	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.12*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.13	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017.	8-K	10.1	001-36745	12/20/2017
10.14	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.15	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018

10.16	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.17	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.18+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.19	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.20	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.21	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.22	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019
10.23	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.24	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.25†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10-Q	10.1	001-36745	08/06/2020
10.26	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.27	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	08/06/2020
10.28	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	05/12/2016

10.29	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.3	001-36745	08/06/2020
10.30	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.4	001-36745	08/06/2020
10.31	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.5	001-36745	08/06/2020
10.32	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.33	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.34+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020
10.35	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC	10-K	10.47	001-36745	12/17/2020
10.36	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	3/4/2021
10.37	Office Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-K	10.43	001 36745	12/14/2022
10.38	Laboratory Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-K	10.44	001 36745	12/14/2022
10.39+	Contract Number T212206, dated August 3, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.45	001 36745	12/14/2022

10.40+	First Amendment to Contract No. T212206, dated December 16, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.46	001 36745	12/14/2022
10.41+	Second Amendment to Contract No. T212206, dated July 19, 2022, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.47	001 36745	12/14/2022
10.42	Equity Distribution Agreement, dated November 7, 2023, by and between Applied DNA Sciences, Inc. and Maxim Group LLC	8-K	10.1	001-36745	11/7/2023
10.43†	Letter Agreement, dated January 4, 2024, by and between Applied DNA Sciences, Inc. and James A. Hayward.	8-K	10.1	001-36745	1/5/2024
10.44†	Letter Agreement, dated January 4, 2024, by and between Applied DNA Sciences, Inc. and Judith Murrah.	8-K	10.2	001-36745	1/5/2024
14.1	Code of Business Conduct and Ethics.	10-K	14.1	001-36745	12/14/2022
21.1	Subsidiaries of Applied DNA Sciences, Inc.	10-K	21.1	001-36745	12/07/2023
23.1	Consent of Marcum LLP	10-K	23.1	001-36745	12/07/2023
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	001-36745	12/07/2023
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	001-36745	12/07/2023
31.3	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.4	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	001-36745	12/07/2023
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	001-36745	12/07/2023
101 INS	Inline XBRL Instance Document					Filed
101 SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					Filed

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	A request for confidentiality has been granted for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 24b-2 promulgated under the Exchange Act.

+	Portions of this exhibit have been omitted because the information is both not material and is the type that the Company treats as private or confidential. The omissions have been indicated by bracketed asterisks (“[***]”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2024

APPLIED DNA SCIENCES, INC.

/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer