Form 10-Q
period 2023-12-31
APPLIED DNA SCIENCES INC
filed 2024-02-08
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

☐   Yes    ☒    No

On February 5, 2024, the registrant had 16,978,703 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended December 31, 2023

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,359,045	$7,151,800
Accounts receivable, net of allowance of $75,000 at December 31, 2023 and September 30, 2023, respectively	450,757	255,502
Inventories	377,291	330,027
Prepaid expenses and other current assets	402,953	389,241
Total current assets	4,590,046	8,126,570

Property and equipment, net	539,319	838,270
Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	1,117,317	1,237,762
Capitalized transaction costs	217,553	—
Total assets	$9,913,210	$13,651,577

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,023,876	$2,270,388
Operating lease liability, current	510,028	498,598
Deferred revenue	54,035	76,435
Total current liabilities	2,587,939	2,845,421

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	227,999	194,000
Operating lease liability, long term	607,288	739,162
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	1,646,000	4,285,000
Total liabilities	5,784,808	8,779,165

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2023 and September 30 2023, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of December 31, 2023 and September 30, 2023, 13,721,820 and 13,658,520 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	13,722	13,659
Additional paid in capital	307,848,612	307,384,647
Accumulated deficit	(303,630,004)	(302,447,147)
Applied DNA Sciences, Inc. stockholders’ equity	4,232,330	4,951,159
Noncontrolling interest	(103,928)	(78,747)
Total equity	4,128,402	4,872,412

Total liabilities and equity	$9,913,210	$13,651,577

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenues
Product revenues	$307,317	$516,396
Service revenues	247,147	232,061
Clinical laboratory service revenues	336,700	4,514,295
Total revenues	891,164	5,262,752

Cost of product revenues	282,545	365,378
Cost of clinical laboratory service revenues	377,522	2,519,691
Total cost of revenues	660,067	2,885,069

Gross profit	231,097	2,377,683

Operating expenses:
Selling, general and administrative	3,084,348	2,625,357
Research and development	935,815	971,304
Total operating expenses	4,020,163	3,596,661

LOSS FROM OPERATIONS	(3,789,066)	(1,218,978)

Interest income	33,323	3,686
Unrealized gain (loss) on change in fair value of warrants classified as a liability	2,639,000	(2,637,800)
Other (expense) income, net	(13,538)	8,846

Loss before provision for income taxes	(1,130,281)	(3,844,246)

Provision for income taxes	—	—

NET LOSS	$(1,130,281)	$(3,844,246)

Less: Net loss attributable to noncontrolling interest	25,181	874
NET LOSS attributable to Applied DNA Sciences, Inc.	$(1,105,100)	$(3,843,372)
Deemed dividend related to warrant modifications	(77,757)	—
NET LOSS attributable to common stockholders	$(1,182,857)	$(3,843,372)
Net loss per share attributable to common stockholders-basic and diluted	$(0.09)	$(0.30)

Weighted average shares outstanding- basic and diluted	13,673,433	12,908,520

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month Period Ended December 31, 2022

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	12,908,520	$12,909	$305,399,008	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	93,748	—	—	93,748
Net loss	—	—	—	(3,843,372)	(874)	(3,844,246)
Balance, December 31, 2022	12,908,520	$12,909	$305,492,756	$(296,343,460)	$(3,764)	$9,158,441

	Three-Month Period ended December 31, 2023

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	13,658,520	$13,659	$307,384,647	$(302,447,147)	$(78,747)	$4,872,412
Exercise of warrants, cashlessly	2,100	2	(2)	—	—	—
Stock based compensation expense	—	—	340,705	—	—	340,705
Common stock issued in ATM, net of offering costs	61,200	61	45,505	—	—	45,566
Deemed dividend - warrant repricing	—	—	77,757	(77,757)	—	—
Net loss	—	—	—	(1,105,100)	(25,181)	(1,130,281)
Balance, December 31, 2023	13,721,820	$13,722	$307,848,612	$(303,630,004)	$(103,928)	$4,128,402

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,130,281)	$(3,844,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298,951	338,918
Gain on sale of property and equipment	—	(6,083)
Unrealized (gain) loss on change in fair value of warrants classified as a liability	(2,639,000)	2,637,800
Stock-based compensation	340,705	93,748
Change in provision for bad debts	—	(290,022)
Change in operating assets and liabilities:
Accounts receivable	(195,254)	(695,912)
Inventories	(47,264)	125,230
Prepaid expenses, other current assets and deposits	(13,712)	133,374
Accounts payable and accrued liabilities	(383,423)	(586,236)
Deferred revenue	11,599	(289,677)

Net cash used in operating activities	(3,757,679)	(2,383,106)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	45,000
Net cash used in investing activities	—	45,000

Cash flows from financing activities:
Net proceeds from issuance of common stock	45,566	—
Capitalized transaction costs	(80,642)	—

Net cash used in financing activities	(35,076)	—

Net decrease in cash, cash equivalents and restricted cash	(3,792,755)	(2,338,106)
Cash, cash equivalents and restricted cash at beginning of period	7,901,800	15,215,285
Cash, cash equivalents and restricted cash at end of period	$4,109,045	$12,877,179

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Capitalized transaction costs included in accounts payable	$136,911	$—
Deemed dividend warrant modifications	$77,757	$—
Property and equipment acquired and included in accounts payable	$—	$20,619

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, the Company currently operates in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics (including biologics and drugs) and, through the Company’s recent acquisition of Spindle Biotech, Inc. (“Spindle”), the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of messenger RNA (“mRNA”) therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”). To date, the Company has continued to incur expenses in expanding its business to meet current and anticipated future demand and it has limited sources of liquidity.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2023, and for the three-month periods ended December 31, 2023, and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2023 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 7, 2023, as amended. The condensed consolidated balance sheet as of September 30, 2023 contained herein has been derived from the audited consolidated financial statements as of September 30, 2023 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, Applied DNA Sciences India Private Limited, Applied DNA Clinical Labs, LLC (“ADCL”), Spindle and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $1,130,281 and generated negative operating cash flow of $3,757,679 for the three-month period ended December 31, 2023. At December 31, 2023, the Company had cash and cash equivalents of $3,359,045. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these financial statements.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues.  The financial statements do not include any adjustments that  might be necessary if the Company is unable to continue as a going concern.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Going Concern and Management’s Plan, continued

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

December 31, 2023

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31,	December 31,
	2023	2022
Research and development services (over-time)	$77,535	$126,058
Clinical laboratory testing services (point-in-time)	12,120	3,074,414
Clinical laboratory testing services (over-time)	324,580	1,439,881
Product and authentication services (point-in-time):
Supply chain	467,487	411,765
Large Scale DNA Production	—	127,506
Asset marking	9,442	83,128
Total	$891,164	$5,262,752

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of December 31, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	December 31,	$
	Balance sheet classification	2023	2023	change
Contract liabilities	Deferred revenue	$270,435	$282,034	$11,599

For the three-month period ended December 31, 2023, the Company recognized $40,035 of revenue that was included in Contract liabilities as of October 1, 2023.

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

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three-month periods ended December 31, 2023 and 2022 are as follows:

	2023	2022
Warrants	5,213,213	7,295,588
Restricted Stock Units	282,640	—
Stock options	2,189,019	1,006,141
Total	7,684,872	8,301,729

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2023, the Company had cash and cash equivalents of approximately $3.1 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2023 included an aggregate of 25% from one customer within the MDx Testing Services segment and an aggregate of 22% from one customer within the DNA Tagging and Security Products and Services segment.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2022 included an aggregate of 83% from two customers within the MDx Testing Services segment.

Two customers accounted for 56% of the Company’s accounts receivable at December 31, 2023 and three customers accounted for 60% of the Company’s accounts receivable at September 30, 2023.

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

Therapeutic DNA Production Services — Segment operations consist of the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics and, through the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics.

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx testing services, ADCL provides COVID-19 testing solutions under its safeCircleTM trademark, as well as its pharmacogenomics testing services that are currently waiting for approval from the New York State Department of Health (“NYSDOH”).

DNA Tagging and Security Products and Services — Segment operations consist of the manufacture and detection of DNA for industrial supply chain security services.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

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

December 31, 2023

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

As of December 31, 2023, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2023	2023
	(unaudited)
Raw materials	$172,404	$212,079
Work-in-progress	36,866	19,859
Finished goods	168,021	98,089
Total	$377,291	$330,027

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31,	September 30,
	2023	2023
	(unaudited)
Accounts payable	$1,017,057	$1,072,161
Accrued salaries payable	907,777	1,138,235
Other accrued expenses	99,042	59,992
Total	$2,023,876	$2,270,388

NOTE E – CAPITAL STOCK

On November 7, 2023, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, in an aggregate offering price of up to $6,397,939 (the “Shares”) through the Agent.

The offer and sales of the Shares made pursuant to the Agreement, will be made under the Company’s effective “shelf” registration statement on Form S-3.  Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2023, the Company has issued 61,200 shares of its common stock for net proceeds of approximately $45,480 under this Agreement. Effective January 30, 2024, the Company terminated the Agreement by providing notice of termination to the Agent in accordance with the terms of the Agreement.

As a result of the issuance of common stock under this Agreement, the exercise price of the 457,813 remaining warrants issued during November 2019 was reduced to $1.47 per share, the exercise price of 159,000 warrants issued during October 2020 was reduced to $1.51 per share and the exercise prices of 100,000 warrants issued during December 2020 was reduced to an exercise price of $1.31 per share for 50,000 and an exercise price of $1.29 per share for the remaining 50,000 warrants.  These exercise price adjustments are in accordance with the adjustment provision contained in their respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $77,757 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the three-month period ended December 31, 2023.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE F —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2023	5,220,588	$3.68
Granted	—	—
Exercised	(3,000)	5.60
Cancelled or expired	(4,375)	2.82
Balance at December 31, 2023	5,213,213	$3.32

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. On January 10, 2024, the Company renewed this lease for another twelve-months, expiring on January 31, 2025.  The base rent for the new lease term will be monthly payments of $10,417 and the lease is now terminable by the Company upon one month’s written notice to the landlord. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. The total rent expense for the three-month periods ended December 31, 2023 and 2022 was $174,419 and $148,826, respectively.

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

December 31, 2023

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES continued

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

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. On January 1, 2024, the CEO voluntarily reduced his salary to $250,000 until March 31, 2024.  On January 4, 2024, in connection with certain cost management efforts, the Company entered into a letter agreement with the CEO to amend the CEO’s employment agreement with the Company and to provide for a temporary 45% reduction to the CEO’s annual base salary, from $450,000 to $250,000, for a period of three months, effective as of January 1, 2024 through March 31, 2024. The CEO also agreed to waive any right to resign for “good reason” under his employment agreement with the Company as a result of the foregoing salary reduction. While the compensation committee determined that the CEO was eligible to receive a discretionary bonus in the amount of $500,000 with respect to his performance for fiscal 2023, on January 19, 2024, the CEO elected not to receive any cash incentive or other bonus for fiscal 2023, in light of the Company’s cash position.

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

NOTE H – SEGMENT INFORMATION

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

Information regarding operations by segment for the three-month period ended December 31, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues
Product revenues	$—	$—	$307,317	$307,317
Service revenues	77,535	—	169,612	247,147
Clinical laboratory service revenues	—	342,740	—	342,740
Less intersegment revenues	—	(6,040)	—	(6,040)
Total revenues	$77,535	$336,700	$476,929	$891,164
Gross profit	$77,535	$(62,958)	$216,520	$231,097
(Loss) from segment operations (a)	$(1,259,046)	$(496,512)	$(784,303)	$(2,539,861)

NOTE H – SEGMENT INFORMATION, continued

Information regarding operations by segment for the three-month period ended December 31, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$127,506	$—	$388,890	$516,396
Service revenues	121,743	—	110,318	232,061
Clinical laboratory service revenues	—	4,565,815	—	4,565,815
Less intersegment revenues	—	(51,520)	—	(51,520)
Total revenues	$249,249	$4,514,295	$499,208	$5,262,752
Gross profit	$170,924	$1,933,219	$273,540	$2,377,683
(Loss) income from segment operations (a)	$(852,253)	$1,109,884	$(474,715)	$(217,084)

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows:

	December 31,
	2023	2022
Loss from operations of reportable segments	$(2,539,861)	$(217,084)
General corporate expenses (b)	(1,249,205)	(1,001,894)
Interest income	33,323	3,686
Unrealized gain (loss) on change in fair value of warrants classified as a liability	2,639,000	(2,637,800)
Other (expense) income, net	(13,538)	8,846
Consolidated loss before provision for income taxes	$(1,130,281)	$(3,844,246)

(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of Selling, general and administrative expenses that are not specifically identifiable to a segment.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain (loss) on change in fair value of the warrants classified as a liability in the condensed consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note B.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

The following table presents the fair value of the Company’s financial instruments as of December 31, 2023 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of December 31, 2023. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2023.

	Fair value at	Valuation	Unobservable	Volatility
	December 31, 2023	Technique	Input	Input
Liabilities:
Common Warrants	$581,000	Monte Carlo simulation	Annualized volatility	140.00%
Series A Warrants	$1,065,000	Monte Carlo simulation	Annualized volatility	140.00%

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The change in fair value of the Common Warrants and the Series A Warrants for the three-month period ended December 31, 2023 is summarized as follows:

	Common Warrants	Series A Warrants	Totals
Fair value at October 1, 2023	$1,468,000	$2,817,000	$4,285,000
Change in fair value	(887,000)	(1,752,000)	(2,639,000)
Fair Value at December 31, 2023	$581,000	$1,065,000	$1,646,000

NOTE J – SUBSEQUENT EVENTS

On January 31, 2024, the Company closed on a registered direct public offering (the “Offering”) of 3,228,056 shares (“Shares”) of the Company’s common stock, par value $0.001 (“Common Stock”) and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 2,416,005 shares of Common Stock, and in a concurrent private placement, unregistered common warrants (“Private Common Warrants”) to purchase up to 11,288,122 shares of Common Stock. The Company received gross proceeds from the Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $3.4 million.

The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $0.609 and each Pre-Funded Warrant was sold at an offering price of $0.6089 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Pursuant to the Purchase Agreements, the Company also agreed to issue to the Purchasers, in a concurrent private placement, the Private Common Warrants. Each Private Common Warrant has an exercise price of $0.609 per share, will become exercisable upon Shareholder Approval, and will expire on the five-year anniversary of the Shareholder Approval. “Shareholder Approval” means the first trading day after the filing of a Form 8-K disclosing the approval pursuant to the applicable rules and regulations of Nasdaq from the shareholders of the Company with respect to the issuance of all of the shares underlying the Private Common Warrants and the reduction in exercise price and extension of expiration dates of the warrants described below.

The Private Common Warrants and the shares of Common Stock issuable upon the exercise of the Private Common Warrants are not registered under the Securities Act. The Private Common Warrants and the shares of Common Stock issuable upon exercise thereof were issued or will be issued, respectively, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering. Pursuant to the Purchase Agreements, within 45 calendar days from the date of the Purchase Agreements, the Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the Purchasers of the Shares issuable upon exercise of the Private Common Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 90 days following the closing date of the Purchase Agreements and to keep such registration statement effective at all times until no Purchaser owns any Private Common Warrants or Shares issuable upon exercise thereof.

In connection with the Offering and the Purchase Agreements, the Company agreed to reduce the exercise price of warrants previously issued to the Purchasers with exercise prices ranging from $1.29 to $4.00 per warrant to $0.609 per warrant. The Company also agreed to extend the expiration dates for such warrants to August 2028. In addition, 58,074 outstanding common stock warrants held by other investors who did not participate in the Offering will have their exercise price reduced to $0.609 per warrant share and will have their warrant expiration dates extended to August 2028. The foregoing reductions of the exercise price and extension of expiration dates of such warrants is subject to Shareholder Approval.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services;
●	demand for MDx Testing Services, including in light of significantly decreasing demand for COVID testing services;

●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	whether we are able to achieve the benefits expected from the acquisition of Spindle;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies;
●	our expectations of when or if we will become profitable; and
●	our current non-compliance with Nasdaq’s minimum bid price requirements, which in the absence of a reverse split, may lead to delisting, potentially negatively impacting our business, our ability to raise capital, and the market price and liquidity of our common stock.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	formulations and treatments that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with clinical trials of product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval, including products that utilize our Therapeutic DNA Production Services;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Any of the assumptions underlying the forward-looking statements contained in this Quarterly Report could prove inaccurate and, therefore, we cannot assure you that any of the results or events contemplated in any of such forward-looking statements will be realized. Based on the significant uncertainties inherent in these forward-looking statements, the inclusion of any such statement should not be regarded as a representation or as a guarantee by us that our objectives or plans will be achieved, and we caution you against relying on any of the forward looking statements contained herein.

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™ COVID-19 Diagnostic Assay Kit, safeCircleTM COVID-19 testing and TR8TM pharmacogenetic testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of the respective owners.

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA and RNA. Using PCR to enable the production and detection of DNA and RNA, we currently operate in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics  (including biologics and drugs) and, through our recent acquisition of Spindle, the development and sale of a proprietary RNAP for use in the production of mRNA, all under our Therapeutic DNA Production Services; (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services under our MDx Testing Services; and (iii) the manufacture and detection of DNA to facilitate supply chance security under our Tagging and Security Products and Services.

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

As of the fourth quarter of calendar year 2023, there were 3,951 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q4 2023 Quarterly Report). Due to what we believe are the Linea DNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the Linea DNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies.

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

We believe the key advantages of the Linea DNA platform include:

●	Speed – Production of Linea DNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – Linea DNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as the plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in Linea DNA.
●	Simplicity – The production of Linea DNA is streamlined relative to plasmid-based DNA production. Linea DNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the Linea DNA platform can be easily chemically modified to suit specific customer applications. In addition, the Linea DNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (“ITRs”) and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and mRNA therapies, respectively.

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

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the 4th quarter of calendar 2023, there were almost 425 mRNA therapies under development, with the large majority of these therapies (67%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q4 2023 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production  and supply of DNA critical starting materials and RNAP to produce mRNA therapies.

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

Through our acquisition of Spindle, we recently launched our Linea IVT platform, which combines Spindle’s proprietary high-performance RNAP, now marketed by the Company as Linea RNAP, with our enzymatically produced Linea DNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

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

The Company currently manufactures Linea DNA pursuant to Good Laboratory Practices (“GLP”) and, is creating a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing Linea DNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a critical starting material for clinical and commercial mRNA therapeutics, with a planned completion date in the first half of calendar year 2024. The Company also plans to offer Linea DNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, with availability expected during the first half of calendar year 2025, dependent upon the availability of future funding. GMP is a quality standard used globally and by the U.S. Food and Drug Administration (“FDA”) to ensure pharmaceutical quality.  Drug substances are the pharmaceutically active components of drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via  our planned near term future availability of Linea DNA IVT templates manufactured under GMP, while at the same time laying the basis for additional clinical and commercial applications of Linea DNA with our future planned availability of Linea DNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product. Our current plan is: (i) through our Linea IVT platform and planned near term future GMP manufacturing capabilities for IVT templates to secure commercial-scale supply contracts with clinical and commercial mRNA and/or self-amplifying mRNA (“sa-RNA”) manufacturers for Linea DNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future Linea DNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, to convert existing and new Linea DNA customers into large-scale supply  contracts to supply Linea DNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. Until we complete our GMP facility to produce DNA critical starting materials (DNA IVT templates) for mRNA manufacturing, we will not be able to realize significant revenues from this business. We estimate the cost of creating the critical starting materials fit-for-purpose manufacturing facility will be approximately $1.5 million. We anticipate that the proceeds from the Offering should be sufficient to support the costs of this facility.  If we were to expand the facility to enable GMP production of Linea DNA for use as, or incorporation, into a biologic, drug substance and/or drug product, the cost may be up to approximately $7 million which would require additional funding. We anticipate that the fit-for-purpose manufacturing facility would be created within our existing laboratory space. We anticipate that a facility to enable GMP production of biologic, drug substances and/or drug products would require us to acquire additional space.

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

MDx Testing Services

Through ADCL, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) testing services. ADCL is a NYSDOH clinical laboratory improvement amendments -permitted, clinical laboratory improvement amendments-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with the NYSDOH. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated internally our pharmacogenomics testing services (the “PGx Testing Services”). Our PGx Testing Services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies. Our PGx Testing Services cannot commence until we receive approval from the NYSDOH.

On March 22, 2023, we submitted our validation package to the NYSDOH for our PGx Testing Services. On September 21, 2023, we received a first set of comments from NYSDOH requesting additional data and clarifications. A response was submitted to NYSDOH on November 17, 2023.  On December 26, 2023, we received a second set of comments from NYSDOH requesting additional data and clarifications.  Currently, timing of any approval by NYSDOH for our PGx Testing Services is unclear. Recently published studies show that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022. If and when approved by the NYSDOH, we plan to leverage our PGx Testing Services to provide PGx testing services to large entities and self-insured employers.

Historically, the majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle® COVID-19 testing solutions, for which testing demand has significantly dropped. While we continue to support several safeCircle customers, we are currently observing a marked decrease in market demand for COVID-19 testing, resulting in significantly reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced and we may terminate COVID-19 testing services in the future.

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

The Uyghur Forced Labor Prevention Act (“UFLPA”) signed into law on December 23, 2021 establishes that any goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of the People’s Republic of China are not entitled to entry to the United States. On June 17, 2022, the UFLPA additionally listed DNA tagging and isotopic analysis as evidence that importers may use to potentially prove that a good did not originate in XUAR.

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

Comparison of Results of Operations for the Three-Month Periods Ended December 31, 2023 and 2022

Revenues

Product revenues

For the three-month periods ended December 31, 2023 and 2022, we generated $307,317 and $516,396 in revenues from product sales, respectively. Product revenue decreased by $209,079 or 40% for the three-month period ended December 31, 2023 as compared to the three-month period ended December 31, 2022. The decrease in product revenues was primarily related to a decrease of approximately $127,000 within our Therapeutic DNA Production Services segment for large scale DNA production.  Shipments under the related contract are expected to commence again during the second quarter of fiscal 2024.  Additional decreases were $92,000 in our DNA Tagging and Security Products and Services segment due to a decline in cotton DNA tagging revenue.

Service Revenues

For the three-month periods ended December 31, 2023 and 2022, we generated $247,147 and $232,061 in revenues from sales of services, respectively.  The increase in service revenues of $15,086 or 7% for the three-month period ended December 31, 2023, as compared to the same period in the prior fiscal year is attributable to increases of $98,000 for isotopic testing for textiles within our DNA Tagging and Security Products and Services segment offset by decreases of  $45,000 for research and development projects in our Therapeutic DNA Production Services segment as well as approximately $29,000 in our  DNA Tagging and Security Products and Services segment.

Clinical Laboratory Service Revenues

For the three-month periods ended December 31, 2023 and 2022, we generated $336,700 and $4,514,295 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $4,177,595 or 93% for the three-month period ended December 31, 2023 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID surveillance testing.  The three-months ended December 31, 2022 included testing revenues under our contract with CUNY, which terminated during June 2023.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended December 31, 2023, decreased by $2,146,586 or 90% from $2,377,683 for the three-month period ended December 31, 2022 to $231,097. The gross profit percentage was 26% and 45% for the three-month periods ended December 31, 2023 and 2022, respectively. The decrease in gross profit percentage was primarily the result of a decline in gross profit percentage for our MDx testing services segment specifically related to decreased testing volumes year over year.   To a lesser extent, the decline in gross profit percentage was due to lower product revenues during the three-month period ended December 31, 2023 as compared to the same period in the prior fiscal year. The lower volume of product revenues in the current period were not able to fully absorb the fixed costs that are included in cost of product revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended December 31, 2023 increased by $458,991 or 17% to $3,084,348 as compared to $2,625,357 for the three-month period ended December 31, 2022. The increase relates to the prior three-month period having a credit balance in bad debt expense of approximately $290,000, from a customer balance that was fully reserved during a prior period and was subsequently collected during the three-month period ended December 31, 2023.  The remainder of the increase is attributable to an increase in stock-based compensation expense of $247,000.  The increase in stock-based compensation expense primarily relates to the timing of the annual non-employee board of director grant that vests one-year from the date of grant, which was granted during the second quarter of fiscal 2023.  These increases were offset by a decrease in payroll of approximately $107,000.

Research and Development

Research and development expenses decreased to $935,815 for the three-month period ended December 31, 2023 from $971,304 for the three-month period ended December 31, 2022, a decrease of $35,489 or 4%. This decrease is primarily due to decreased depreciation expense costs for the three-month period December 31, 2023 associated with laboratory equipment becoming fully depreciated year over year.

Interest income

Interest income for the three-month period ended December 31, 2023 increased to $33,323 as compared to $3,686 in the three-month period ended December 31, 2022.

Other (expense) income, net

Other (expense) income for the three-month periods ended December 31, 2023 and 2022, was expense of $13,538 and income of $8,846, respectively.

Unrealized gain (loss) on change in fair value of warrants classified as a liability

Unrealized gain (loss) on change in fair value of Common Warrants for the three-month periods ended December 31, 2023 and 2022 was a gain of $2,639,000 and a loss of $2,637,800, respectively relates to the change in fair value of the warrants that are classified as a liability.  The primary driver of the change is the decrease in our stock price, as well as the Series B Warrants expiring during September 2023.

Loss from operations

Loss from operations increased $2,570,088, or 211% to $3,789,066 for the three-month period ended December 31, 2023 compared to $1,218,978 for the three-month period ended December 31, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2023, we had working capital of $2,002,107. For the three-month period ended December 31, 2023, we used cash in operating activities of $3,757,679 consisting primarily of our loss of $1,130,281 net with non-cash adjustments of $298,951 in depreciation and amortization charges, $2,639,000 in unrealized gain on change in fair value of warrants classified as a liability, and $340,705 in stock-based compensation expense. Additionally, we had a net increase in operating assets of 256,230 and a net decrease in operating liabilities of $371,824. At December 31, 2023, we had cash and cash equivalents of $3,359,045.

We have recurring net losses. We incurred a net loss of $1,130,281 and generated negative operating cash flow of $3,757,679 for the three-month period ended December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

As discussed in Note J, on February 2, 2024, we closed on a registered direct public offering and received gross proceeds from the Offering, before deducting placement agent fees and other estimated offering expenses payable by us, of approximately $3.4 million.

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

Revenue Recognition

We follow FASB issued accounting standard updates which clarify the principles for recognizing revenue arising from contracts with customers (“ASC 606” or “Topic 606”).

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

Off-Balance Sheet Arrangements

As requirement of our lease agreement for our corporate headquarters entered into during January 2023, in lieu of security deposit, we provided a standby letter of credit of $750,000.  The letter of credit is effective through January 2025.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 7, 2023, as amended, and as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q

3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
4.1	Form of Pre-Funded Warrant.	8-K	4.1	001-36745	02/01/2024
4.2	Form of Private Common Warrant.	8-K	4.2	001-36745	02/01/2024
10.1	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Office Lease).	8-K	10.1	001-36745	02/28/2023
10.2	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Laboratory Lease).	8-K	10.2	001-36745	02/28/2023
10.3	Lease Renewal Agreement dated January 10, 2024 (Laboratory Lease).					X
10.4	Equity Distribution Agreement, dated November 7, 2023, by and between Applied DNA Sciences, Inc. and Maxim Group LLC	8-K	10.1	001-36745	11/07/2023
10.5	Letter Agreement, dated January 4, 2024, by and between Applied DNA Sciences, Inc. and James A. Hayward.	8-K	10.1	001-36745	01/05/2024
10.6	Letter Agreement, dated January 4, 2024, by and between Applied DNA Sciences, Inc. and Judith Murrah.	8-K	10.2	001-36745	01/05/2024
10.7	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated January 31, 2024.	8-K	10.1	001-36745	02/01/2024
10.8	Form of Securities Purchase Agreement, dated January 31, 2024, by and between Applied DNA Sciences, Inc. and the parties thereto.	8-K	10.2	001-36745	02/01/2024
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

Applied DNA Sciences, Inc.

Dated: February 8, 2024	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 8, 2024	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)