Form 10-Q
period 2024-03-31
APPLIED DNA SCIENCES INC
filed 2024-05-10
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐   Yes    ☒    No

On May 8, 2024, the registrant had 984,728 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2024

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,149,640	$7,151,800
Accounts receivable, net of allowance for credit losses of $75,000 at March 31, 2024 and September 30, 2023, respectively	408,853	255,502
Inventories	335,943	330,027
Prepaid expenses and other current assets	470,284	389,241
Total current assets	4,364,720	8,126,570

Property and equipment, net	367,821	838,270
Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	994,111	1,237,762
Total assets	$9,175,627	$13,651,577

LIABILITIES AND (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,050,035	$2,270,388
Operating lease liability, current	521,719	498,598
Deferred revenue	51,285	76,435
Total current liabilities	2,623,039	2,845,421

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	194,000
Operating lease liability, long term	472,391	739,162
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	5,346,000	4,285,000
Total liabilities	9,351,012	8,779,165

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ (deficit) equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of March 31, 2024 and September 30, 2023, 863,068 and 682,926 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	864	683
Additional paid in capital	308,206,796	307,397,623
Accumulated deficit	(308,255,808)	(302,447,147)
Applied DNA Sciences, Inc. stockholders’ (deficit) equity	(48,148)	4,951,159
Noncontrolling interest	(127,237)	(78,747)
Total (deficit) equity	(175,385)	4,872,412

Total liabilities and (deficit) equity	$9,175,627	$13,651,577

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues
Product revenues	$393,125	$297,454	$700,442	$813,850
Service revenues	205,486	169,058	452,633	401,119
Clinical laboratory service revenues	331,020	3,941,102	667,720	8,455,397
Total revenues	929,631	4,407,614	1,820,795	9,670,366

Cost of product revenues	340,301	369,563	622,846	734,941
Cost of clinical laboratory service revenues	293,679	2,230,616	671,201	4,750,307
Total cost of revenues	633,980	2,600,179	1,294,047	5,485,248

Gross profit	295,651	1,807,435	526,748	4,185,118

Operating expenses:
Selling, general and administrative	3,000,208	3,522,715	6,084,557	6,148,072
Research and development	913,194	988,744	1,849,009	1,960,048
Total operating expenses	3,913,402	4,511,459	7,933,566	8,108,120

LOSS FROM OPERATIONS	(3,617,751)	(2,704,024)	(7,406,818)	(3,923,002)

Interest income	15,352	3,639	48,676	7,325
Transaction costs allocated to warrant liabilities	(633,198)	—	(633,198)	—
Unrealized gain on change in fair value of warrants classified as a liability	1,765,000	3,250,900	4,404,000	613,100
Unrealized (loss) on change in fair value of warrants classified as a liability - warrant modification	(394,000)	—	(394,000)	—
Loss on issuance of warrants	(1,633,767)	—	(1,633,767)	—
Other income (expense), net	4,581	661	(8,957)	9,507

(Loss) income before provision for income taxes	(4,493,783)	551,176	(5,624,064)	(3,293,070)

Provision for income taxes	—	—	—	—

NET (LOSS) INCOME	$(4,493,783)	$551,176	$(5,624,064)	$(3,293,070)

Less: Net loss attributable to noncontrolling interest	23,309	37,167	48,490	38,041
NET (LOSS) INCOME attributable to Applied DNA Sciences, Inc.	$(4,470,474)	$588,343	$(5,575,574)	$(3,255,029)
Deemed dividend related to warrant modifications	(155,330)	—	(233,087)	—
NET (LOSS) INCOME attributable to common stockholders	$(4,625,804)	$588,343	$(5,808,661)	$(3,255,029)
Net (loss) income per share attributable to common stockholders-basic and diluted	$(5.31)	$0.91	$(7.47)	$(5.04)

Weighted average shares outstanding- basic and diluted	871,319	645,426	777,495	645,426

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Six-Month Period Ended March 31, 2023

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	645,426	$645	$305,411,272	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	93,748	—	—	93,748
Net loss	—	—	—	(3,843,372)	(874)	(3,844,246)
Balance December 31, 2022	645,426	645	305,505,020	(296,343,460)	(3,764)	9,158,441
Stock based compensation expense	—	—	258,604	—	—	258,604
Net income (loss)	—	—	—	588,343	(37,167)	551,176
Balance, March 31, 2023	645,426	$645	$305,763,624	$(295,755,117)	$(40,931)	$9,968,221

	Six-Month Period ended March 31, 2024

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	682,926	$683	$307,397,623	$(302,447,147)	$(78,747)	$4,872,412
Exercise of warrants, cashlessly	105	1	(1)	—	—	—
Stock based compensation expense	—	—	340,705	—	—	340,705
Common stock issued in ATM, net of offering costs	4,397	4	45,562	—	—	45,566
Deemed dividend - warrant repricing	—	—	77,757	(77,757)	—	—
Net loss	—	—	—	(1,105,100)	(25,181)	(1,130,281)
Balance December 31, 2023	687,428	688	307,861,646	(303,630,004)	(103,928)	4,128,402
Common stock issued in ATM, net of offering costs	105	1	18,830	—	—	18,831
Common stock issued in Registered direct offering, net of offering costs	161,403	161	—	—	—	161
Stock based compensation expense	—	—	171,004	—	—	171,004
Share issued upon restricted stock vesting	14,132	14	(14)	—	—	—
Deemed dividend - warrant repricing	—	—	155,330	(155,330)	—	—
Net loss	—	—	—	(4,470,474)	(23,309)	(4,493,783)
Balance, March 31, 2024	863,068	$864	$308,206,796	$(308,255,808)	$(127,237)	$(175,385)

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,624,064)	$(3,293,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485,277	683,422
Gain on sale of property and equipment	—	(6,083)
Unrealized gain on change in fair value of warrants classified as a liability	(4,404,000)	(613,100)
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	394,000	—
Transaction costs allocated to warrant liabilities	633,198	—
Loss on issuance of warrants	1,633,767	—
Stock-based compensation	511,709	352,352
Change in provision for bad debts	—	(290,022)
Change in operating assets and liabilities:
Accounts receivable	(153,350)	1,389,855
Inventories	(5,916)	236,159
Prepaid expenses, other current assets and deposits	(81,043)	398,523
Accounts payable and accrued liabilities	(332,100)	(746,495)
Deferred revenue	(25,150)	(280,259)

Net cash used in operating activities	(6,967,672)	(2,168,718)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	45,000
Purchase of property and equipment	(14,828)	(54,339)
Net cash used in investing activities	(14,828)	(9,339)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,980,340	—

Net cash provided by financing activities	2,980,340	—

Net decrease in cash, cash equivalents and restricted cash	(4,002,160)	(2,178,057)
Cash, cash equivalents and restricted cash at beginning of period	7,901,800	15,215,285
Cash, cash equivalents and restricted cash at end of period	$3,899,640	$13,037,228

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Offering transaction costs included in accounts payable	$111,747	$—
Deemed dividend warrant modifications	$233,087	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,545,916
Property and equipment acquired and included in accounts payable	$—	$20,321

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using the polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, the Company currently operates in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics (including biologics and drugs) and, through the Company’s recent acquisition of Spindle Biotech, Inc. (“Spindle”), the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of messenger RNA (“mRNA”) therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

On April 24, 2024, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-twenty (1:20) reverse stock split of its common stock, par value $0.001 per share, effective 12:01 A.M. April 25, 2024 (the “Reverse Stock Split”). All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to a one-for-twenty reverse stock split that was affected on April 25, 2024.  Please see Note J for more information.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2024, and for the three and six-month periods ended March 31, 2024, and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2023 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on December 7, 2023, as amended. The condensed consolidated balance sheet as of September 30, 2023 contained herein has been derived from the audited consolidated financial statements as of September 30, 2023 but does not include all disclosures required by GAAP.

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

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $5,624,064 and generated negative operating cash flow of $6,967,672 for the six-month period ended March 31, 2024. At March 31, 2024, the Company had cash and cash equivalents of $3,149,640. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31,	March 31,
	2024	2023
Research and development services (over-time)	$65,200	$87,907
Clinical laboratory testing services (point-in-time)	6,440	3,003,022
Clinical laboratory testing services (over-time)	324,580	938,080
Product and authentication services (point-in-time):
Supply chain	275,259	27,636
Large Scale DNA Production	258,152	253,626
Asset marking	—	97,343
Total	$929,631	$4,407,614

	Six Month Period Ended:
	March 31,	March 31,
	2024	2023
Research and development services (over-time)	$142,735	$213,964
Clinical laboratory testing services (point-in-time)	18,560	6,077,436
Clinical laboratory testing services (over-time)	649,160	2,377,961
Product and authentication services (point-in-time):
Supply chain	742,746	439,973
Large Scale DNA Production	258,152	381,131
Asset marking	9,442	179,901
Total	$1,820,795	$9,670,366

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of March 31, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	March 31,	$
	Balance sheet classification	2023	2024	change
Contract liabilities	Deferred revenue	$270,435	$245,285	$25,150

For the three and six-month periods ended March 31, 2024, the Company recognized $0 and $40,035, respectively of revenue that was included in Contract liabilities as of October 1, 2023, respectively.

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	March 31,	September 30,
	2024	2023
Cash and cash equivalents	$3,149,640	$7,151,800
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$3,899,640	$7,901,800

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six-month periods ended March  31, 2024 and 2023 are as follows:

	2024	2023
Warrants	825,066	364,779
Restricted Stock Units	—	14,132
Stock options	109,363	110,317
Total	934,429	489,228

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2024, the Company had cash and cash equivalents of approximately $2.8 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and six-month periods ended March 31, 2024 included an aggregate of 24% and 25% from one customer, respectively within the MDx Testing Services segment and an aggregate of 28% and 14%, respectively from one customer within the Therapeutic DNA Production Services segment.

The Company’s revenues earned from sale of products and services for the three and six-month periods ended March 31, 2023 included an aggregate of 85% and 84%, respectively, from two customers within the MDx Testing Services segment. One customer accounted for 44% of the Company’s accounts receivable at March 31, 2024 and three customers accounted for 60% of the Company’s accounts receivable at September 30, 2023.

Warrant Liabilities

The Company evaluates its issued warrants (the “Warrants) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, the Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

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

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx Testing Services, ADCL is developing pharmacogenomics testing services that are currently waiting for approval from the New York State Department of Health (“NYSDOH”).

DNA Tagging and Security Products and Services — Segment operations consist of the manufacture and detection of DNA for industrial supply chains and security services.

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

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

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

As of March 31, 2024, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively with the option of retrospective application. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Recent Accounting Standards, continued

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements The Company is currently evaluating the impact of adopting this ASU on its disclosures.In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its condensed consolidated financial statements.

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2024	2023
	(unaudited)
Raw materials	$167,252	$212,079
Work-in-progress	15,006	19,859
Finished goods	153,685	98,089
Total	$335,943	$330,027

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31,	September 30,
	2024	2023
	(unaudited)
Accounts payable	$1,127,763	$1,072,161
Accrued salaries payable	807,100	1,138,235
Other accrued expenses	115,172	59,992
Total	$2,050,035	$2,270,388

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE E – CAPITAL STOCK

Reverse Stock Split

On April 24, 2024, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected the Reverse Stock Split, as discussed further in Note J.

Registered Direct Offering

On February 2, 2024, the Company closed on a registered direct public offering (the “Offering”) of 161,403 shares (“Shares”) of the Company’s common stock, par value $0.001 (“Common Stock”) and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 120,800 shares of Common Stock, and in a concurrent private placement, unregistered common warrants (“Private Common Warrants”) to purchase up to 564,407 shares of Common Stock. The Company received net proceeds from the Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2.8 million.

The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $12.18 and each Pre-Funded Warrant was sold at an offering price of $12.18 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Pursuant to the Purchase Agreements, the Company also agreed to issue to the Purchasers, in a concurrent private placement, the Private Common Warrants. Each Private Common Warrant has an exercise price of $12.18 per share, and became exercisable on April 15, 2024 and will expire on April 15, 2029. Subseqent to the three-month period ended March 31, 2024, all of the 120,800 Pre-Funded Warrants were exercised.

The Private Common Warrants and the shares of Common Stock issuable upon the exercise of the Private Common Warrants are not registered under the Securities Act. The Private Common Warrants and the shares of Common Stock issuable upon exercise thereof were issued or will be issued, respectively, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering. Pursuant to the Purchase Agreements, within 45 calendar days from the date of the Purchase Agreements, the Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the Purchasers of the Shares issuable upon exercise of the Private Common Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 90 days following the closing date of the Purchase Agreements and to keep such registration statement effective at all times until no Purchaser owns any Private Common Warrants or Shares issuable upon exercise thereof. The Company filed the registration statement for this transaction on March 12, 2024, and the registration statement was declared effective on March 20, 2024.

The Private Common Warrants are recorded as a liability in the condensed consolidated balance sheet and were recorded at fair value and will be marked to market at each period end (see Note I). Additionally, the Company incurred   $633,198 of transaction costs related to the Offering which is included in the condensed consolidated statement of operations for the three and six--month periods ended March 31, 2024.

In connection with the Offering and the Purchase Agreements, the Company agreed to reduce the exercise price of warrants previously issued to the Purchasers with exercise prices ranging from $25.80 to $80.00 per warrant to $12.18 per warrant. The Company also agreed to extend the expiration dates for such warrants to August 2028. In addition, 2,904 outstanding common stock warrants held by other investors who did not participate in the Offering had their exercise price reduced to $12.18 per warrant share and had their warrant expiration dates extended to August 2028. The foregoing reductions of the exercise price and extension of expiration dates of such warrants were approved by shareholders on April 15, 2024.  The incremental change in fair value as a result of the modification for the warrants that are recorded as a liability was $1,633,767 and is recorded as a unrealized loss on the change in fair value of warrants classified as a liability in the condensed consolidated statement of operations for the three and six-month periods ended March 31, 2024.  The incremental change in fair value as a result of the modification for the warrants that are recorded to equity was $155,330 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the three and six-month periods ended March 31, 2024.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE E – CAPITAL STOCK, continued

ATM

On November 7, 2023, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, in an aggregate offering price of up to $6,397,939 (the “Shares”) through the Agent.

The offer and sales of the Shares made pursuant to the Agreement, will be made under the Company’s effective “shelf” registration statement on Form S-3.  Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of March 31, 2024, the Company has issued 4,501 shares of its common stock for net proceeds of approximately $64,397 under this Agreement. Effective January 30, 2024, the Company terminated the Agreement by providing notice of termination to the Agent in accordance with the terms of the Agreement. As a result of terminating the Agreement, the $217,000 of capitalized transaction costs were written off and are included in the condensed consolidated statement of operations for the three and six - month periods ended March 31, 2024.

As a result of the issuance of common stock under this Agreement, the exercise price of the 22,891 remaining warrants issued during November 2019 was reduced to $29.40 per share, the exercise price of 7,950 warrants issued during October 2020 was reduced to $30.20 per share and the exercise prices of 5,000 warrants issued during December 2020 was reduced to an exercise price of $26.20 per share for 2,500 warrants and an exercise price of $25.80 per share for the remaining 2,500 warrants. These exercise price adjustments are in accordance with the adjustment provisions contained in the respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $77,757 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the six-month period ended March 31, 2024.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE F —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2023	261,030	$72.00
Granted	876,708	12.00
Exercised	(150)	112.00
Cancelled or expired	(191,721)	57.00
Balance at March 31, 2024	945,867	$18.20

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. The total rent expense for the three and six-month periods ended March 31, 2024 was $180,589 and $355,008, respectively.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES, continued

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

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. On January 4, 2024, in connection with certain cost management efforts, the Company entered into a letter agreement with the CEO to amend the CEO’s employment agreement with the Company and to provide for a temporary 45% reduction to the CEO’s annual base salary, from $450,000 to $250,000, for a period of three months, effective as of January 1, 2024 through March 31, 2024. On April 1, 2024, the CEO extended the voluntary salary reduction with all terms and conditions withstanding until May 15, 2024. The CEO also agreed to waive any right to resign for “good reason” under his employment agreement with the Company as a result of the foregoing salary reduction. While the compensation committee determined that the CEO was eligible to receive a discretionary bonus in the amount of $500,000 with respect to his performance for fiscal 2023, on January 19, 2024, the CEO elected not to receive any cash incentive or other bonus for fiscal 2023, in light of the Company’s cash position.

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

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE H – SEGMENT INFORMATION

As detailed in Note B above, the Company has three reportable segments; (1) Therapeutic DNA Production Services, (2) MDx Testing Services, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO CFO and CLO whom, collectively the Company has determined to be our CODM.

Information regarding operations by segment for the three-month period ended March 31, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kit	Security Products	Consolidated
Revenues
Product revenues	$258,152	$—	$134,973	$393,125
Service revenues	65,200	—	140,286	205,486
Clinical laboratory service revenues	—	335,580	—	335,580
Less intersegment revenues	—	(4,560)	—	(4,560)
Total revenues	$323,352	$331,020	$275,259	$929,631
Gross profit	$190,588	$18,515	$86,548	$295,651
(Loss) from segment operations (a)	$(1,165,449)	$(298,591)	$(500,052)	$(1,964,092)

Information regarding operations by segment for the three-month period ended March 31, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$203,951	$—	$93,503	$297,454
Service revenues	135,581	—	33,477	169,058
Clinical laboratory service revenues	—	3,971,582	—	3,971,582
Less intersegment revenues	—	(30,480)	—	(30,480)
Total revenues	$339,532	$3,941,102	$126,980	$4,407,614
Gross profit	$215,477	$1,650,113	$(58,155)	$1,807,435
(Loss) income from segment operations (a)	$(1,054,123)	$492,288	$(914,736)	$(1,476,571)

Information regarding operations by segment for the six-month period ended March  31, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$258,152	$—	$442,290	$700,442
Service revenues	142,735	—	309,898	452,633
Clinical laboratory service revenues	—	678,320	—	678,320
Less intersegment revenues	—	(10,600)	—	(10,600)
Total revenues	$400,887	$667,720	$752,188	$1,820,795
Gross profit	$268,123	$(44,443)	$303,068	$526,748
(Loss) income from segment operations (a)	$(2,424,495)	$(795,103)	$(1,284,355)	$(4,503,953)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE H – SEGMENT INFORMATION, continued

Information regarding operations by segment for the six-month period ended March 31, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$331,457	$—	$482,393	$813,850
Service revenues	257,324	—	143,795	401,119
Clinical laboratory service revenues	—	8,537,397	—	8,537,397
Less intersegment revenues	—	(82,000)	—	(82,000)
Total revenues	$588,781	$8,455,397	$626,188	$9,670,366
Gross profit	$386,401	$3,583,332	$215,385	$4,185,118
(Loss) income from segment operations (a)	$(1,906,376)	$1,602,172	$(1,389,451)	$(1,693,655)

Reconciliation of loss from segment operations to Corporate (loss) income for the three-month periods ended:

	March 31,
	2024	2023
Loss from operations of reportable segments	$(1,964,092)	$(1,476,571)
General corporate expenses (b)	(1,653,659)	(1,227,453)
Interest income	15,352	3,639
Unrealized gain on change in fair value of warrants classified as a liability	1,765,000	3,250,900
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	(394,000)	—
Transaction costs allocated to registered direct offering	(633,198)	—
Loss on issuance of warrants	(1,633,767)	—
Other (expense) income, net	4,581	661
Consolidated (loss) income before provision for income taxes	$(4,493,783)	$551,176

Reconciliation of loss from segment operations to Corporate loss for the six-month periods ended:

	March 31,
	2024	2023
Loss from operations of reportable segments	$(4,503,953)	$(1,693,655)
General corporate expenses (b)	(2,902,865)	(2,229,347)
Interest income	48,676	7,325
Unrealized gain on change in fair value of warrants classified as a liability	4,404,000	613,100
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	(394,000)	—
Transaction costs allocated to registered direct offering	(633,198)	—
Loss on issuance of warrants	(1,633,767)	—
Other (expense) income, net	(8,957)	9,507
Consolidated loss before provision for income taxes	$(5,624,064)	$(3,293,070)

(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of selling, general and administrative expenses that are not specifically identifiable to a segment.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The following table presents the fair value of the Company’s financial instruments as of March 31, 2024 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of March 31, 2024. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2024.

	Fair value at	Valuation	Unobservable	Volatility
	March 31, 2024	Technique	Input	Input
Liabilities:
Common Warrants	$506,000	Monte Carlo simulation	Annualized volatility	142.50%
Series A Warrants	$346,000	Monte Carlo simulation	Annualized volatility	130.00%
Series A Warrants - modified	$304,000	Monte Carlo simulation	Annualized volatility	142.50%
Private Common Warrants	$4,190,000	Monte Carlo simulation	Annualized volatility	160.00%

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the three-month period ended March 31, 2024 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at January 1, 2024	$581,000	$745,500	319,500	—	$1,646,000
Fair value at February 2, 2024				5,071,000	5,071,000
Change in fair value-warrant modification	230,000	—	164,000	—	394,000
Change in fair value	(305,000)	(399,500)	(179,500)	(881,000)	(1,765,000)
Fair Value at March 31, 2024	$506,000	$346,000	$304,000	$4,190,000	$5,346,000

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the six-month period ended March 31, 2024 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2023	$1,468,000	$1,971,900	845,100	—	$4,285,000
Fair value at February 2, 2024	—	—	—	5,071,000	5,071,000
Change in fair value-warrant modification	230,000	—	164,000	—	394,000
Change in fair value	(1,192,000)	(1,625,900)	(705,100)	(881,000)	(4,404,000)
Fair Value at March 31, 2024	$506,000	$346,000	$304,000	$4,190,000	$5,346,000

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE J – SUBSEQUENT EVENTS

Special Meeting of Stockholders

On April 15, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) pursuant to which the Company’s stockholders approved the following: (i) in accordance with Nasdaq Listing Rule 5635(d), the issuance to certain holders of common stock purchase warrants in connection with a private placement; (ii) in accordance with Nasdaq Listing Rule 5635(d), the repricing of certain of our common stock purchase warrants; (iii) a grant of discretionary authority to the Board of Directors giving them the authority to amend the Company’s certificate of incorporation, as amended, to effect a reverse stock split of common stock, at a ratio in the range from one-for-five to one-for-fifty, with such specific ratio to be determined by the Company’s Board of Directors following the Special Meeting (the “Reverse Split Proposal”); and (iv) an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 200,000 shares.

Reverse Stock Split

On April 15, 2024, the Company held the Special Meeting where its stockholders approved the Reverse Split Proposal. The Company’s Board of Directors believes that the Reverse Stock Split is the best option available to increase the Company’s stock price as required for continued listing on Nasdaq and determined on April 21, 2024 that the split ratio should be one-for-twenty shares.

The Reverse Stock Split was effected as of 12:01 a.m. Eastern Time on Thursday, April 25, 2024 and combined each twenty shares of the Company’s outstanding common stock into one share of common stock, without any change in the par value per share. Moreover, the Reverse Stock Split correspondingly adjusted, a) the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, and b) the number of shares underlying any of our outstanding warrants by adjusting the conversion ratio for each instrument and increasing the applicable exercise price or conversion price in accordance with the terms of each instrument and based on the reverse stock split ratio. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Nasdaq Notification

On May 9, 2024, the Company received a written notification from Nasdaq’s Listing Qualifications Department notifying the Company that the closing bid price of its common stock had exceeded $1.00 per share for 10 consecutive trading days, and as a result, the Company had regained compliance with the Minimum Bid Price Requirement.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services;
●	demand for MDx Testing Services;

●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	whether we are able to achieve the benefits expected from the acquisition of Spindle;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies;
●	our expectations of when or if we will become profitable;
●	our ability to meet the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) to maintain the listing of our common stock on Nasdaq;
●	the effect of the reverse stock split on the liquidity of our common stock and our ability to satisfy the investing requirements of new investors, including institutional investors;
●	the potential dilution of our existing stockholders due to the effective increase in the number of shares of our common stock available for issuance as a result of our reverse stock split; and
●	The risk that our laboratory developed tests (“LDTs”) may become subject to additional regulatory requirements due to FDA rulemaking activity, and that compliance with such requirements may be expensive and time-consuming, resulting in significant or unanticipated delays.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, Linea™ DNA, Linea™ RNAP, Linea™ and TR8TM pharmacogenetic testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of the respective owners.

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA and RNA. Using PCR to enable the production and detection of DNA and RNA, we currently operate in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs) and, through our recent acquisition of Spindle, the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”).

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

Therapeutic DNA Production Services

We are developing and commercializing our Linea DNA and Linea IVT platforms for the manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics.

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

As of the first quarter of calendar year 2024, there were 4,002 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2024 Quarterly Report). Due to what we believe are the Linea DNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the Linea DNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies.

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

Preclinical studies conducted by us have shown that Linea DNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

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

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the 1st quarter of calendar 2024, there were approximately 450 mRNA therapies under development, with the large majority of these therapies (67%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2024 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of DNA critical starting materials and RNAP to produce mRNA therapies.

In August 2022, we launched DNA IVT templates manufactured via its Linea DNA platform and have since secured proof of concept contracts with numerous mRNA manufacturing customers. In response to this demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the Linea DNA platform, the Company acquired Spindle in July 2023 to potentially increase its mRNA-related total addressable market (“TAM”).

Through our acquisition of Spindle, we launched our Linea IVT platform in July 2023, which combines Spindle’s proprietary high-performance RNAP, now marketed by the Company as Linea RNAP, with our enzymatically produced Linea DNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

●	The prevention or reduction of double stranded RNA (“dsRNA”) contamination resulting in higher target mRNA yields with the potential to reduce downstream processing steps. dsRNA is a problematic immunogenic byproduct produced during conventional mRNA manufacture;
●	delivery of IVT templates in as little as 14 days for milligram scale and 30 days for gram scale; and
●	reduced mRNA manufacturing complexities.
●	Potentially enabling mRNA manufactures to produce mRNA drug substance in less than 45 days.

According to the Company’s internal modeling, the ability to sell both Linea DNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3-5x as compared to selling Linea DNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company under an ISO 13485 quality system by a third-party CDMO located in the United States. The Company is currently undertaking manufacturing process development work with its Linea RNAP manufacturer to increase production scale of the enzyme.

Manufacturing Scale-up

We plan to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Planned availability in Q3 of CY2024
GMP	DNA biologic, drug substance and/or drug product	Planned availability second half of CY 2025 (1)

(1)	Dependent on the availability of future financing.

We currently manufacture Linea DNA pursuant to Good Laboratory Practices (“GLP”), and we are creating a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing Linea DNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a critical starting material for clinical and commercial mRNA therapeutics, with a planned completion date in the third quarter of calendar year 2024 (“GMP Site 1”). We also plan to offer additional capacity for Linea DNA IVT templates as well as capacity for Linea DNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, with availability expected during the second half of calendar year 2025, dependent upon the availability of future funding (“GMP Site 2”). GMP is a quality standard used globally and by the U.S. Food and Drug Administration (“FDA”) to ensure pharmaceutical quality. Drug substances are the pharmaceutically active components of drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via our planned near term future availability of Linea DNA IVT templates manufactured under GMP at our GMP Site 1, while at the same time laying the basis for additional clinical and commercial applications of Linea DNA with our future planned availability of Linea DNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at planned GMP Site 2.  Planned GMP Site 2 may also be used for additional Linea DNA IVT template manufacturing if customer demand exceeds capacity of GMP Site 1.  Our current plan is: (i) through our Linea IVT platform and planned near term future GMP manufacturing capabilities for IVT templates at GMP Site 1 to secure commercial-scale supply contracts with clinical and commercial mRNA and/or self-amplifying mRNA (“sa-RNA”) manufacturers for Linea DNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future Linea DNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at planned GMP Site 2, to convert existing and new Linea DNA customers into large-scale supply contracts to supply Linea DNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. Until we complete our GMP Site 1 to produce DNA critical starting materials (DNA IVT templates) for mRNA manufacturing, we will not be able to realize significant revenues from this business. We estimate the cost of creating GMP Site 1 will be approximately $1.5 million. If we were to expand our facilities to enable GMP production of Linea DNA for use as, or incorporation, into a biologic, drug substance and/or drug product as planned for GMP Site 2, the cost may be up to approximately $10 million which would require additional funding. We are currently building GMP Site 1 within our existing laboratory space. We anticipate that a GMP Site 2 would require us to acquire additional space.

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

MDx Testing Services

Through ADCL, we leverage our expertise in DNA and RNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) Testing Services. ADCL is a NYSDOH clinical laboratory improvement amendments (CLIA)-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with the NYSDOH. In providing MDx Testing Services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated internally our pharmacogenomics testing services (the “PGx Testing Services”). Our PGx Testing Services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide the patient’s healthcare provider in making individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies. Our PGx Testing Services cannot commence until we receive approval from the NYSDOH.

On March 22, 2023, we submitted our validation package to the NYSDOH for our PGx Testing Services. On September 21, 2023, we received a first set of comments from NYSDOH requesting additional data and clarifications. A response was submitted to NYSDOH on November 17, 2023.  On December 26, 2023, we received a second set of comments from NYSDOH requesting additional data and clarifications to which a response was submitted on February 23, 2024. A third set of comments was received from NYSDOH on March 29, 2024. A response must be filed by May 28, 2024. Currently, the timing of any approval by NYSDOH for our PGx Testing Services is unclear. Recently published studies show that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022. If and when approved by the NYSDOH, we plan to leverage our PGx Testing Services to provide PGx testing services to large entities, self-insured employers and healthcare providers.

Historically, the majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle® COVID-19 testing solutions, for which testing demand has significantly declined commencing in our fiscal third quarter of 2023, resulting in substantially reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced and we may terminate COVID-19 testing services in the future.

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

Our business plan is to leverage consumer and governmental awareness for product traceability to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton.

FDA Publishes Final Rule on Laboratory Developed Tests

As an LDT, our MDx Testing Services are currently subject to enforcement discretion by the FDA. On April 29, 2024, however, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR).  In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining QSR requirements. In Phase 4 (effective ~November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement).  Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion, including LDTs approved by NYSDOH. FDA notes, however, that it retains discretion to pursue enforcement action for violations of the FDCA at any time and intends to do so when appropriate. FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with FDA’s good guidance practices. Based on our current analysis of the FDA final rule, and assuming the final rule goes into effect without modification, we believe that ADCL’s current and future NYSDOH approved LDTs, which includes our under development PGx Testing Services, will be exempt from FDA premarket review requirements but will remain subject to the requirements of Phases 1 through 3.

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

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2024 and 2023

Revenues

Product revenues

For the three-month periods ended March 31, 2024 and 2023, we generated $393,125 and $297,454 in revenues from product sales, respectively. Product revenue increased by $95,671 or 32% for the three-month period ended March 31, 2024 as compared to the three-month period ended March 31, 2023. The increase in product revenues was primarily related to an increase of approximately $56,000 within our Therapeutic DNA Production Services segment for an increase in shipments for our large scale DNA production. The increase also related to an increase within our DNA Tagging and Security Products and Services segment due to increases of approximately $33,000 in revenues from a nutraceuticals customer, as well as approximately $28,000 from a textiles tagging customer, offset by a decrease of approximately $35,000 from consumer asset marking.

Service Revenues

For the three-month periods ended March 31, 2024 and 2023 we generated $205,486 and $169,058 in revenues from sales of services, respectively. The increase in service revenues of $36,428 or 22% for the three-month period ended March 31, 2024, as compared to the same period in the prior fiscal year is attributable to increases of $107,000 for isotopic testing for textiles within our DNA Tagging and Security Products and Services segment offset by a decrease of approximately $70,000 for research and development projects in our Therapeutic DNA Production Services segment, respectively.

Clinical Laboratory Service Revenues

For the three-month periods ended March 31, 2024 and 2023, we generated $331,020 and $3,941,102 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $3,610,082 or 92% for the three-month period ended March 31, 2024 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID surveillance testing. The three-month period ended March 31, 2023 included testing revenues under our contract with CUNY, which terminated during June 2023.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended March 31, 2024, decreased by $1,511,784 or 84% from $1,807,435 for the three-month period ended March 31, 2023 to $295,651. The gross profit percentage was 32% and 41% for the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily the result of a decline in gross profit percentage for our MDx Testing Services segment specifically related to significantly decreased testing volumes year over year.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2024 decreased by $522,507 or 15% to $3,000,208 as compared to $3,522,715 for the three-month period ended March 31, 2023. The decrease is primarily attributable to a decrease in payroll for bonuses paid to officers of $746,000 during the three-month period ended March 31, 2023, as well as a decrease in stock-based compensation expense of approximately $88,000.   These decreases were offset by increases of $217,000 for the reversal of capitalized offering costs related to the ATM transaction that was terminated during the three-month period ended March 31, 2024 and an increase of approximately $162,000 in professional fees.

Research and Development

Research and development expenses decreased to $913,194 for the three-month period ended March 31, 2024 from $988,744 for the three-month period ended March 31, 2023, a decrease of $75,550 or 8%. This decrease is primarily due to decreased depreciation expense costs associated with laboratory equipment becoming fully depreciated period over period.

Interest income

Interest income for the three-month period ended March 31, 2024 was $15,352 as compared to  $3,639 in the three-month period ended March 31, 2023.

Transaction costs allocated to warrant liabilities

Registered direct offering costs for the three-month period ended March 31, 2024 was $633,198. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three-month period ended March 31, 2024 was $1,765,000 and $3,250,900 for the three-month periods ended March 31, 2024 and 2023, respectively. The primary driver of the change is the decrease in our stock price, as well as the issuance of new warrants as part of the February 2024 registered direct offering.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications of $394,000 for the three-month period ended March 31, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the three-month period ended March 31, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Other income (expense), net

Other income (expense) for the three-month periods ended March 31, 2024 and 2023, was expense of $4,581 and $661, respectively.

Loss from operations

Loss from operations increased $913,727, or 34% to $3,617,751 for the three-month period ended March 31, 2024 compared to $2,704,024 for the three-month period ended March 31, 2023 due to the factors noted above.

Comparison of Results of Operations for the Six-Month Periods Ended March 31, 2024 and 2023

Revenues

Product revenues

For the six-month periods ended March 31, 2024 and 2023, we generated $700,442 and $813,850 in revenues from product sales, respectively. Product revenue decreased by $113,408 or 14% for the six-month period ended March 31, 2024 as compared to the six-month period ended March 31, 2023. The decrease in product revenues was primarily within our Therapeutic DNA Production Services segment for a decrease in shipments for our large scale DNA production of approximately $71,000, as well as a net decrease of approximately $42,000 within our DNA Tagging and Security Products and Services segment due decreased revenue from a consumer asset marking customer of approximately $58,000, and a decrease of approximately  $64,000 due to a decrease in shipments of taggant to a textiles customer. These decreases were offset by an increase from a nutraceutical customer of approximately $61,000 during the six-month period ended March 31, 2024.

Service revenues

For the six month periods ended March 31, 2024 and 2023 we generated $452,633 and $401,119 in revenues from sales of services, respectively. The increase in service revenues of $51,514 or 13% for the six-month period ended March 31, 2024, as compared to the same period in the prior fiscal year is attributable to increases of approximately $205,000 for isotopic testing for textiles within our DNA Tagging and Security Products and Services segment offset primarily by a decrease of approximately $115,000 related to research and development projects within our Therapeutic DNA Production Services segment.

Clinical laboratory service revenues

For the six month periods ended March 31, 2024 and 2023, we generated $667,720 and $8,455,397 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $7,787,677 or 92% for the six month period ended March 31, 2024 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID testing services. The six-month period ended March 31, 2023 included testing revenues under our contract with CUNY, which terminated during June 2023.

Cost and Expenses

Gross Profit

Gross profit for the six month period ended March 31, 2024, decreased by $3,658,370 or 87% from $4,185,118 for the six -month period ended March 31, 2023 to $526,748. The gross profit percentage was 29% and 43% for the six -month periods ended March 31, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily the result of a decline in gross profit percentage for our MDx Testing Services segment specifically related to significantly decreased testing volumes year over year.

Selling, General and Administrative

Selling, general and administrative expenses for the six -month period ended March 31, 2024 decreased by $63,515 or 1% to $6,084,557 as compared to $6,148,072 for the six -month period ended March 31, 2023. The decrease is primarily attributable to a decrease in payroll for bonuses paid to officers of approximately $746,000 during the first half of fiscal 2023, offset by an increase in stock-based compensation expense of approximately $159,000 primarily relating to the timing of the annual grants of options to non-employee board of directors and restricted stock units issued to officers. Additional increases relate to the prior six-month period having a credit balance in bad debt expense of approximately $290,000, from a customer balance that was fully reserved during a prior period and was subsequently collected during the six-month period ended March 31, 2023, as well as $217,000 for the reversal of capitalized offering costs related to the ATM transaction that was terminated during the six-month period ended March 31, 2024.

Research and Development

Research and development expenses decreased to $1,849,009 for the six -month period ended March 31, 2024 from $1,960,048 for the six -month period ended March 31, 2023, a decrease of $111,039 or 6%. This decrease is primarily due to decreased depreciation expense with laboratory equipment becoming fully depreciated year over year.

Interest income

Interest income for the six -month period ended March 31, 2024, represented income of $48,676  as compared to an income of $7,325 in the six -month period ended March 31, 2023.

Transaction costs allocated to warrant liabilities

Transaction cost allocated to the registered direct offering for the six-month period ended March 31, 2024 was $633,198. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of Common Warrants for the six -month period ended March 31, 2024 and 2023 was $4,404,000 and $613,100, respectively, and relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price, as well as the issuance of new warrants as part of the February 2024 registered direct offering.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications of $394,000 for the six-month period ended March 31, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the six-month period ended March 31, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Other income (expense), net

Other income (expense), net for the six -month periods ended March 31, 2024 and 2023, was expense of $8,957 and income of $9,507, respectively.

Loss from operations

Loss from operations increased $3,483,816 or 89% to $7,406,818 for the six-month period ended March 31, 2024 compared to $3,923,002 for the six-month period ended March 31, 2023 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2024, we had working capital of $1,741,681. For the six-month period ended March 31, 2024, we used cash in operating activities of $6,967,672 consisting primarily of our loss of $5,624,064 net with non-cash adjustments of $485,277 in depreciation and amortization charges, $4,404,000 in unrealized gain on change in fair value of warrants classified as a liability, $394,000 in unrealized loss on change in fair value of warrants classified as liability-warrant modification, $633,198 in registered direct offering costs, $1,633,767 on loss on issuance of warrants, and $511,709 in stock-based compensation expense. Additionally, we had a net increase in operating assets of $240,309 and a net decrease in operating liabilities of $357,250. At March 31, 2024, we had cash and cash equivalents of $3,149,640.

We have recurring net losses. We incurred a net loss of $5,624,064 and generated negative operating cash flow of $6,967,672 for the six-month period ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

As discussed in Note E, on February 2, 2024, we closed on a registered direct public offering and received net proceeds from the Offering, after deducting placement agent fees and other estimated offering expenses payable by us, of approximately $2.8 million.

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

Warrant Liabilities

The Company evaluates its warrants issued the “Warrants) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, the Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to have our securities traded on Nasdaq is subject to us meeting applicable listing criteria.

We are currently listed on The Nasdaq Capital Market, a listing tier of The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires listed companies to meet certain criteria to maintain their listing on Nasdaq. There can be no assurance that we will continue to meet Nasdaq’s continued listing requirements. Our failure to meet such applicable listing criteria could result in the termination of the listing of our common stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than Nasdaq. Failure to maintain our listing on Nasdaq or on another national securities exchange could make it more difficult to trade our shares, could prevent our common stock from trading on a frequent and liquid basis, and could result in the market price of our common stock being less than it would be if we maintained our listing on Nasdaq or on another national securities exchange.

We approved a reverse stock split to regain compliance with Nasdaq’s Minimum Bid Price Requirement, which was effected on Thursday, April 25, 2024 and which may adversely impact the market price of our common stock.

On December 1, 2023, we received a written notice (the “Notification Letter”) from Nasdaq’s Listing Qualifications Department notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in the Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), and that, if at any time before May 29, 2024, the closing bid price of our common stock remained at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that we had regained compliance with the Minimum Bid Requirement.

On April 15, 2024, our stockholders approved the proposal in the Company’s Definitive Proxy Statement dated March 14, 2024 to grant discretionary authority to the Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse stock split within a range of one-for-five to one-for-fifty, if needed to meet the Minimum Bid Price Requirement. Subsequently, on April 21, 2024, our Board of Directors approved a reverse stock split at a ratio of one-for-twenty shares, which was effected at 12:01 a.m. Eastern Time on Thursday, April 25, 2024. On May 9, 2024, the Company received a written notification from Nasdaq’s Listing Qualifications Department notifying the Company that the closing bid price of its common stock had exceeded $1.00 per share for 10 consecutive trading days, and as a result,  the Company had regained compliance with the Minimum Bid Price Requirement. There can be no assurance that our common stock will maintain market prices consistent with such reverse stock split and that we will remain in compliance with the Minimum Bid Price Requirement or any other Nasdaq continued listing requirement, and it is possible that the market price of our common stock will decline more than would have occurred in the absence of a reverse stock split.

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

The effective increase in the number of shares of our common stock available for issuance as a result of the reverse stock split may result in further dilution to our existing stockholders and have anti-takeover implications.

The reverse stock split alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the reverse stock split. The reverse stock split of our issued and outstanding shares, increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance. The additional available shares are available for issuance from time to time at the discretion of the Company’s Board of Directors when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

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

If the FDA implements its plans to regulate LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.

As an LDT, our MDx Testing Services are currently subject to enforcement discretion by the FDA. On April 29, 2024, however, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR).  In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining QSR requirements. In Phase 4 (effective ~November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement).  Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion, including LDTs approved by NYSDOH. FDA notes, however, that it retains discretion to pursue enforcement action for violations of the FDCA at any time and intends to do so when appropriate. FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with FDA’s good guidance practices. Based on our current analysis of the FDA final rule, and assuming the final rule goes into effect without modification, we believe that ADCL’s current and future NYSDOH approved LDTs, which includes our under development PGx Testing Services,  will be exempt from FDA premarket review requirements but will remain subject to the requirements of Phases 1 through 3.

Congress is also working on legislative language that would clarify FDA’s authority with respect to LDTs – and if enacted, would potentially supersede the final rule. In this regard, the “Verifying Accurate Leading-edge IVCT Development Act,” or VALID Act, was most recently introduced in March 2023. The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration/listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would be needed to be established. Under VALID, a precertification process would be established that would allow a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs developed by the laboratory and falling within the scope of FDA’s precertification order would not be subject to test-specific pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

To the extent that FDA ultimately regulates certain LDTs, whether via final rule, final guidance, or as instructed by Congress, our LDTs may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements may be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

During the three-month period ended March 31, 2024, none of our directors or officers have adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each defined in Item 408(a) of Regulation S-K).

Item 6. — Exhibit.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Sixth Certificate of Amendment, effective Thursday, April 25, 2024	S-1	3.1	333-278890	2024
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
4.1	Form of Pre-Funded Warrant.	8-K	4.1	001-36745	02/01/2024
4.2	Form of Private Common Warrant.	8-K	4.2	001-36745	02/01/2024
10.1	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Office Lease).	8-K	10.1	001-36745	02/28/2023
10.2	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Laboratory Lease).	8-K	10.2	001-36745	02/28/2023
10.3	Lease Renewal Agreement dated December 18, 2023 (Laboratory Lease).	10-Q	10.3	001-36745	02/08/2024
10.4	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated January 31, 2024.	8-K	10.1	001-36745	02/01/2024
10.5	Form of Securities Purchase Agreement, dated January 31, 2024, by and between Applied DNA Sciences, Inc. and the parties thereto.	8-K	10.2	001-36745	02/01/2024
10.6	Lease Renewal Agreement dated January 10, 2024	10-Q	10.3	001-36745	02/08/2024
10.7	Form of Purchase Warrant Amendment, dated April 16, 2024	8-K	10.1	001-36745	04/19/2024
10.8	Form of Book-Entry Warrant Amendment, dated April 16, 2024	8-K	10.2	001-36745	04/19/2024
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

Applied DNA Sciences, Inc.

Dated: May 10, 2024	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 10, 2024	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)