Form 10-Q
period 2024-06-30
APPLIED DNA SCIENCES INC
filed 2024-08-08
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐   Yes    ☒    No

On August 5, 2024, the registrant had 10,299,385 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2024

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,442,131	$7,151,800
Accounts receivable, net of allowance for credit losses of $75,000 at June 30, 2024 and September 30, 2023, respectively	513,871	255,502
Inventories	469,871	330,027
Prepaid expenses and other current assets	416,427	389,241
Total current assets	11,842,300	8,126,570

Property and equipment, net	530,735	838,270
Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	868,081	1,237,762
Total assets	$16,690,091	$13,651,577

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,440,688	$2,270,388
Operating lease liability, current	533,679	498,598
Deferred revenue	51,285	76,435
Total current liabilities	3,025,652	2,845,421

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	194,000
Operating lease liability, long term	334,402	739,162
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	186,000	4,285,000
Total liabilities	4,455,636	8,779,165

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of June 30, 2024 and September 30, 2023, 10,299,385 and 682,926 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	10,301	683
Additional paid in capital	318,757,698	307,397,623
Accumulated deficit	(306,376,012)	(302,447,147)
Applied DNA Sciences, Inc. stockholders’ equity	12,391,987	4,951,159
Noncontrolling interest	(157,532)	(78,747)
Total equity	12,234,455	4,872,412

Total liabilities and equity	$16,690,091	$13,651,577

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product revenues	$246,644	$316,950	$947,086	$1,130,800
Service revenues	226,145	425,694	678,777	826,813
Clinical laboratory service revenues	324,730	2,174,697	992,450	10,630,094
Total revenues	797,519	2,917,341	2,618,313	12,587,707

Cost of product revenues	230,188	368,902	853,034	1,103,843
Cost of clinical laboratory service revenues	322,099	1,279,121	993,299	6,029,428
Total cost of revenues	552,287	1,648,023	1,846,333	7,133,271

Gross profit	245,232	1,269,318	771,980	5,454,436

Operating expenses:
Selling, general and administrative	2,678,894	3,292,304	8,763,450	9,440,734
Research and development	913,031	836,123	2,762,040	2,796,171
Total operating expenses	3,591,925	4,128,427	11,525,490	12,236,905

LOSS FROM OPERATIONS	(3,346,693)	(2,859,109)	(10,753,510)	(6,782,469)

Interest income	36,295	26,783	84,972	34,108
Transaction costs allocated to warrant liabilities	—	—	(633,198)	—
Unrealized gain (loss) on change in fair value of warrants classified as a liability	5,160,000	(278,400)	9,564,000	334,700
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	—	(394,000)	—
Loss on issuance of warrants	—	—	(1,633,767)	—
Other (expense) income, net	(101)	(3,469)	(9,060)	6,396

Income (loss) before provision for income taxes	1,849,501	(3,114,195)	(3,774,563)	(6,407,265)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$1,849,501	$(3,114,195)	$(3,774,563)	$(6,407,265)

Less: Net loss attributable to noncontrolling interest	30,295	14,429	78,785	52,470
NET INCOME (LOSS) attributable to Applied DNA Sciences, Inc.	$1,879,796	$(3,099,766)	$(3,695,778)	$(6,354,795)
Deemed dividend related to warrant modifications	—	—	(233,087)	—
NET INCOME (LOSS) attributable to common stockholders	$1,879,796	$(3,099,766)	$(3,928,865)	$(6,354,795)
Net income (loss) per share attributable to common stockholders-basic and diluted	$0.47	$(4.80)	$(2.15)	$(9.85)

Weighted average shares outstanding- basic and diluted	4,014,261	645,426	1,830,882	645,426

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine-Month Period ended June 30, 2023

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	645,426	$645	$305,411,272	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	93,748	—	—	93,748
Net loss	—	—	—	(3,843,372)	(874)	(3,844,246)
Balance December 31, 2022	645,426	645	305,505,020	(296,343,460)	(3,764)	9,158,441
Stock based compensation expense	—	—	258,604	—	—	258,604
Net income (loss)	—	—	—	588,343	(37,167)	551,176
Balance, March 31, 2023	645,426	$645	$305,763,624	$(295,755,117)	$(40,931)	$9,968,221
Stock based compensation expense	—	—	340,042	—	—	340,042
Net loss	—	—	—	(3,099,766)	(14,429)	(3,114,195)
Balance, June 30, 2023	645,426	$645	$306,103,666	$(298,854,883)	$(55,360)	$7,194,068

	Nine-Month Period ended June 30, 2024

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	682,926	$683	$307,397,623	$(302,447,147)	$(78,747)	$4,872,412
Exercise of warrants, cashlessly	105	1	(1)	—	—	—
Stock based compensation expense	—	—	340,705	—	—	340,705
Common stock issued in ATM, net of offering costs	4,397	4	45,562	—	—	45,566
Deemed dividend - warrant repricing	—	—	77,757	(77,757)	—	—
Net Loss	—	—	—	(1,105,100)	(25,181)	(1,130,281)
Balance December 31, 2023	687,428	$688	$307,861,646	$(303,630,004)	$(103,928)	$4,128,402
Common stock issued in ATM, net of offering costs	105	1	18,830	—	—	18,831
Common stock issued in Registered direct offering, net of offering costs	161,403	161	—	—	—	161
Stock based compensation expense	—	—	171,004	—	—	171,004
Share issued upon restricted stock vesting	14,132	14	(14)	—	—	—
Deemed dividend - warrant repricing	—	—	155,330	(155,330)	—	—
Net loss	—	—	—	(4,470,474)	(23,309)	(4,493,783)
Balance, March 31, 2024	863,068	$864	$308,206,796	$(308,255,808)	$(127,237)	$(175,385)
Common stock and pre-funded warrants issued in public offering, net of offering costs	724,923	725	10,524,338	—	—	10,525,063
Stock based compensation expense	—	—	30,336	—	—	30,336
Share issued upon warrant exercises	8,626,333	8,627	(3,687)	—	—	4,940
Adjustment for reverse split	85,061	85	(85)	—	—	—
Net income	—	—	—	1,879,796	(30,295)	1,849,501
Balance, June 30, 2024	10,299,385	$10,301	$318,757,698	$(306,376,012)	$(157,532)	$12,234,455

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,774,563)	$(6,407,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	619,440	1,032,568
Gain on sale of property and equipment	—	(6,083)
Write-off of property and equipment	—	62,000
Unrealized gain on change in fair value of warrants classified as a liability	(9,564,000)	(334,700)
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	394,000	—
Transaction costs allocated to warrant liabilities	633,198	—
Loss on issuance of warrants	1,633,767	—
Stock-based compensation	542,045	692,394
Change in provision for bad debts	—	(255,853)
Change in operating assets and liabilities:
Accounts receivable	(258,368)	2,640,694
Inventories	(139,844)	325,822
Prepaid expenses, other current assets and deposits	(27,186)	632,149
Accounts payable and accrued liabilities	(495,671)	(1,631,965)
Deferred revenue	(25,150)	(287,672)

Net cash used in operating activities	(10,462,332)	(3,537,911)

Cash flows from investing activities:
Capitalized transaction costs for assets purchase transaction	—	(137,604)
Proceeds from sale of property and equipment	—	45,000
Purchase of property and equipment	(36,654)	(78,535)
Net cash used in investing activities	(36,654)	(171,139)

Cash flows from financing activities:
Net proceeds from exercise of warrants	394	—
Net proceeds from issuance of common stock and pre-funded warrants	13,788,923	—

Net cash provided by financing activities	13,789,317	—

Net increase (decrease) in cash, cash equivalents and restricted cash	3,290,331	(3,709,050)
Cash, cash equivalents and restricted cash at beginning of period	7,901,800	15,215,285
Cash, cash equivalents and restricted cash at end of period	$11,192,131	$11,506,235

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Offering transaction costs included in accounts payable	$390,721	$—
Deemed dividend warrant modifications	$233,087	$—
Transaction costs for asset purchase included in accounts payable	$—	$138,122
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,545,916
Property and equipment acquired and included in accounts payable	$275,251	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On April 24, 2024, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-twenty (1:20) reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”), effective 12:01 A.M. April 25, 2024 (the “April 2024 Reverse Stock Split”). All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to a one-for-twenty reverse stock split that was affected on April 25, 2024. Please see Note E for more information.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2024, and for the three and nine-month periods ended June 30, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2023 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on December 7, 2023, as amended. The condensed consolidated balance sheet as of September 30, 2023 contained herein has been derived from the audited consolidated financial statements as of September 30, 2023 but does not include all disclosures required by GAAP.

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

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $3,774,563 and generated negative operating cash flow of $10,462,332 for the nine-month period ended June 30, 2024. At June 30, 2024, the Company had cash and cash equivalents of $10,442,131. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30,	June 30,
	2024	2023
Research and development services (over-time)	$59,900	$135,622
Clinical laboratory testing services (point-in-time)	13,150	1,521,315
Clinical laboratory testing services (over-time)	311,580	653,382
Product and authentication services (point-in-time):
Supply chain	194,031	242,826
Large Scale DNA Production	218,858	271,884
Asset marking	—	92,312
Total	$797,519	$2,917,341

	Nine Month Period Ended:
	June 30,	June 30,
	2024	2023
Research and development services (over-time)	$202,634	$349,587
Clinical laboratory testing services (point-in-time)	31,710	7,596,748
Clinical laboratory testing services (over-time)	960,740	3,033,346
Product and authentication services (point-in-time):
Supply chain	936,777	682,799
Large Scale DNA Production	477,010	653,015
Asset marking	9,442	272,212
Total	$2,618,313	$12,587,707

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of June 30, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2023	2024	change
Contract liabilities	Deferred revenue	$270,435	$245,285	$25,150

For the three and nine-month periods ended June 30, 2024 the Company recognized $0 and $40,035, respectively of revenue that was included in Contract liabilities as of October 1, 2023, respectively.

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	June 30,	September 30,
	2024	2023
Cash and cash equivalents	$10,442,131	$7,151,800
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$11,192,131	$7,901,800

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

Securities that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive for the three and nine-month periods ended June 30, 2024 and 2023 are as follows:

	2024	2023
Warrants	19,748,143	364,779
Restricted Stock Units	—	14,132
Stock options	108,987	109,949
Total	19,857,130	488,860

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of June 30, 2024, the Company had cash and cash equivalents of approximately $10.1 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and nine-month periods ended June 30, 2024 included an aggregate of 28% and 26% from one customer, respectively, within the MDx Testing Services segment and an aggregate of 27% and 18%, respectively from one customer within the Therapeutic DNA Production Services segment.

The Company’s revenues earned from sale of products and services for the three and nine-month periods ended June 30, 2023 included an aggregate of 71% and 81%, respectively, from two customers within the MDx Testing Services segment. Three customers accounted for 67% of the Company’s accounts receivable at June 30, 2024 and three customers accounted for 60% of the Company’s accounts receivable at September 30, 2023.

Warrant Liabilities

The Company evaluates its issued warrants in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, the Common Warrants, Series A Warrants and Private Common Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

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

Therapeutic DNA Production Services — Segment operations consist of the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics and, the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics.

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx Testing Services, ADCL offers pharmacogenomics testing services that were approved by the New York State Department of Health (“NYSDOH”) during June 2024.

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

JUNE 30, 2024

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

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

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

As of June 30, 2024, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

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

JUNE 30, 2024

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

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2024	2023
	(unaudited)
Raw materials	$114,909	$212,079
Work-in-progress	201,278	19,859
Finished goods	153,684	98,089
Total	$469,871	$330,027

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2024	2023
	(unaudited)
Accounts payable	$1,599,129	$1,072,161
Accrued salaries payable	708,552	1,138,235
Other accrued expenses	133,007	59,992
Total	$2,440,688	$2,270,388

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE E — CAPITAL STOCK

April 2024 Reverse Stock Split

On April 15, 2024, the Company held the special meeting of stockholders (the “April 2024 Special Meeting”) where its stockholders approved the April 2024 Reverse Split (the “Reverse Split Proposal”). The Company’s Board of Directors determined on April 21, 2024 that the split ratio of the April 2024 Reverse Stock Split should be one-for-twenty shares.

The April 2024 Reverse Stock Split was effected as of 12:01 a.m. Eastern Time on Thursday, April 25, 2024 and combined each twenty shares of the Company’s outstanding Common Stock into one share of Common Stock, without any change in the par value per share. Moreover, the April 2024 Reverse Stock Split correspondingly adjusted, a) the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, and b) the number of shares underlying any of our outstanding warrants by adjusting the conversion ratio for each instrument and increasing the applicable exercise price or conversion price in accordance with the terms of each instrument and based on the reverse stock split ratio. No fractional shares were issued in connection with the April 2024 Reverse Stock Split. Any fractional shares resulting from the April 2024 Reverse Stock Split were rounded up to the nearest whole share.

Public Offering

On May 28, 2024, the Company entered into a placement agency agreement (the “Placement Agreement”) with Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd. (collectively, the “Placement Agents”) pursuant to which the Placement Agents agreed to serve as the co-placement agents, on a “reasonable best efforts” basis, in connection with the issuance and sale (the “Offering”) of 9,230,769 units (the “Units”), with each Unit consisting of either (A) one share of the Company’s Common Stock, , and one Series A warrant (the “ May 2024 Series A Warrant”) to purchase one share of Common Stock and one Series B warrant to purchase one share of Common Stock (the “May 2024 Series B Warrant” and, together with the May 2024 Series A Warrant, the “May 2024 Series Warrants”), or (B) one pre-funded warrant (each, a “May 2024 Pre-Funded Warrant”) to purchase one share of Common Stock and one May 2024 Series A Warrant and one May 2024 Series B Warrant. In connection with the Offering, the Company also issued placement agent warrants (“Placement Agent Warrants”) to purchase up to 461,538 shares of Common Stock. The Offering closed on May 29, 2024. The purchase price of each Unit was $1.30, except for Units which include May 2024 Pre-Funded Warrants, which had a purchase price of $1.2999. The Units had no stand-alone rights and will not be certificated or issued as stand-alone securities.

The Company received net proceeds from the Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $10.5 million.

The exercisability of the May 2024 Series Warrants will be available only upon receipt of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “Warrant Stockholder Approval”). Each May 2024 Series A Warrant offered hereby will become exercisable beginning on the date of the Warrant Stockholder Approval at an exercise price of $1.99 per share of Common Stock, and will expire five years from the date of the Warrant Stockholder Approval. Each May 2024 Series B Warrant offered hereby will become exercisable beginning on the date of the Warrant Stockholder Approval at an exercise price of $1.99 per share of Common Stock, and will expire one year from the date of the Warrant Stockholder Approval.

As further detailed in Note J, the Company held a special meeting of stockholders on August 2, 2024 to obtain Warrant Stockholder Approval for the May 2024 Series Warrants (the “August 2024 Special Meeting”). The August 2024 Special meeting was adjourned without any action taken due to a lack of quorum as determined by the Company’s By-Laws. Pursuant to the terms of the May 2024 Series Warrants, since the Company did not obtain Warrant Stockholder Approval at the special meeting, it is obligated to call a subsequent stockholder meeting to seek to obtain Warrant Stockholder Approval. In the event that the Company is unable to obtain the Warrant Stockholder Approval, the May 2024 Series Warrants will not be exercisable and therefore will have no value.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE E — CAPITAL STOCK, continued

Public Offering, continued

Under the alternate cashless exercise option of the May 2024 Series B Warrants, the holder of the May 2024 Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the May 2024 Series B Warrant and (y) 3.0. In addition, the May 2024 Series A Warrants and May 2024 Series B Warrants include a provision that resets their respective exercise price in the event of a reverse split of the Company’s Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the May 2024 Series A Warrants and May 2024 Series B Warrants.

Subject to certain exceptions, the May 2024 Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants.

The Common Stock and May 2024 Pre-Funded Warrants were only sold with the accompanying May 2024 Series A Warrants and May 2024 Series B Warrants that are part of a Unit, but the components of the Units were immediately separable and were issued separately in this Offering. During the three-month period ended June 30, 2024,  all of the May 2024 Pre-Funded Warrants were exercised.

Registered Direct Offering

On February 2, 2024, the Company closed on a registered direct public offering (the “RDO”) of 161,403 shares of the Company’s Common Stock and pre-funded warrants (“RDO Pre-Funded Warrants”) to purchase up to 120,800 shares of Common Stock, and in a concurrent private placement, unregistered common warrants (“Private Common Warrants”) to purchase up to 564,407 shares of Common Stock. In connection with the RDO, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (each, a “Purchaser” and, collectively, the “Purchasers”). The Company received net proceeds from the RDO, after deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2.8 million.

The RDO Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such RDO Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $12.18 and each RDO Pre-Funded Warrant was sold at an offering price of $12.18 (equal to the purchase price per share of Common Stock minus the exercise price of the RDO Pre-Funded Warrant). Pursuant to the Purchase Agreements, the Company also agreed to issue to the Purchasers, in a concurrent private placement, the Private Common Warrants. Each Private Common Warrant has an exercise price of $12.18 per share, and became exercisable following shareholder approval obtained on April 15, 2024 and will expire on April 15, 2029. During the three-month period ended June 30, 2024, all of the 120,800 RDO Pre-Funded Warrants were exercised.

The Private Common Warrants and the shares of Common Stock issuable upon the exercise of the Private Common Warrants are not registered under the Securities Act. The Private Common Warrants and the shares of Common Stock issuable upon exercise thereof were issued or will be issued, respectively, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering. Pursuant to the Purchase Agreements, within 45 calendar days from the date of the Purchase Agreements, the Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the Purchasers of the Shares issuable upon exercise of the Private Common Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 90 days following the closing date of the Purchase Agreements and to keep such registration statement effective at all times until no Purchaser owns any Private Common Warrants or Shares issuable upon exercise thereof. The Company filed the registration statement on March 12, 2024, and the registration statement was declared effective on March 20, 2024.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE E — CAPITAL STOCK, continued

Registered Direct Offering, continued

The Private Common Warrants are recorded as a liability in the condensed consolidated balance sheet and were recorded at fair value and will be marked to market at each period end (see Note I). Additionally, the Company incurred $633,198 of transaction costs related to the RDO which is included in the condensed consolidated statement of operations for the nine-month period ended June 30, 2024.

In connection with the RDO and the Purchase Agreements, the Company agreed to reduce the exercise price of warrants previously issued to the Purchasers with exercise prices ranging from $25.80 to $80.00 per warrant to $12.18 per warrant. The Company also agreed to extend the expiration dates for such warrants to August 2028. In addition, 2,904 outstanding common stock warrants held by other investors who did not participate in the RDO had their exercise price reduced to $12.18 per warrant share and had their warrant expiration dates extended to August 2028. The foregoing reductions of the exercise price and extension of expiration dates of such warrants were approved by shareholders on April 15, 2024. The incremental change in fair value as a result of the modification for the warrants that are recorded as a liability was $1,633,767 and is recorded as a unrealized loss on the change in fair value of warrants classified as a liability in the condensed consolidated statement of operations for the nine-month period ended June 30, 2024. The incremental change in fair value as a result of the modification for the warrants that are recorded to equity was $155,330 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the nine-month period ended June 30, 2024.

Nasdaq Stockholders’ Equity Requirement Deficiency Notice

On May 16, 2024, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, the Company reported stockholders’ equity of ($175,385), which was below the Stockholders’ Equity Requirement. In accordance with Nasdaq rules, the Company had 45 calendar days, or until July 1, 2024, to submit a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement.

As described above, on May 29, 2024, the Company closed the Offering and received net proceeds, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $10.5 million. The Company reported on its Form 8-K filed on June 18, 2024 that it believed it regained compliance with the Stockholders’ Equity Requirement as a result of the Offering.

On June 27, 2024, the Company received formal notification from Nasdaq confirming that, based on the information contained in the Company’s Form 8-K, dated June 18, 2024, the Company complies with the Stockholders’ Equity Requirement.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE E — CAPITAL STOCK, continued

ATM

On November 7, 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock in an aggregate offering price of up to $6,397,939 through the Agent.

The offer and sales of the shares of Common Stock made pursuant to the Equity Distribution Agreement, will be made under the Company’s effective “shelf” registration statement on Form S-3.  Under the terms of the Equity Distribution Agreement, the Agent may sell the shares of Common Stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of June 30, 2024, the Company has issued 4,501 shares of its Common Stock for net proceeds of approximately $64,397 under this Equity Distribution Agreement. Effective January 30, 2024, the Company terminated the Equity Distribution Agreement by providing notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement. As a result of terminating the Equity Distribution Agreement, the $217,000 of capitalized transaction costs were written off and are included in the condensed consolidated statement of operations for the – nine-month period ended June 30, 2024.

As a result of the issuance of Common Stock under this Equity Distribution Agreement, the exercise price of the 22,891 remaining warrants issued during November 2019 was reduced to $29.40 per share, the exercise price of 7,950 warrants issued during October 2020 was reduced to $30.20 per share and the exercise prices of 5,000 warrants issued during December 2020 was reduced to an exercise price of $26.20 per share for 2,500 warrants and an exercise price of $25.80 per share for the remaining 2,500 warrants. These exercise price adjustments are in accordance with the adjustment provisions contained in the respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $77,757 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the nine-month period ended June 30, 2024.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE F —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2023	261,030	$72.00
Granted	28,305,629	1.64
Exercised	(8,626,796)	0.00
Cancelled or expired	(191,720)	57.00
Balance at June 30, 2024	19,748,143	$2.78

The 19,748,143 warrants outstanding at June 30, 2024 includes 18,461,538 May 2024 Series Warrants whose exercise is subject to stockholder approval, as more fully discussed above in Note E.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. The Company also has a satellite testing facility in Ahmedabad, India which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. As of June 30, 2024 the Company has ceased operations of its testing facility in India. The lease agreement is currently on a month-to-month basis and the Company expects to vacate the lease by August 31, 2024. The total rent expense for the three and nine-month periods ended June 30, 2024 was $183,658 and $538,666, respectively.

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and CEO, entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods unless either party provides the other with 90 days’ advance written notice of non-renewal. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2024. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. On January 4, 2024, in connection with certain cost management efforts, the Company entered into a letter agreement with the CEO to amend the CEO’s employment agreement with the Company and to provide for a temporary 45% reduction to the CEO’s annual base salary, from $450,000 to $250,000, for a period of three months, effective as of January 1, 2024 through March 31, 2024. On April 1, 2024, the CEO extended the voluntary salary reduction with all terms and conditions withstanding until May 15, 2024. The CEO also agreed to waive any right to resign for “good reason” under his employment agreement with the Company as a result of the foregoing salary reduction. The CEO’s salary was restored to $450,000 on May 25, 2024. While the compensation committee determined that the CEO was eligible to receive a discretionary bonus in the amount of $500,000 with respect to his performance for fiscal 2023, on January 19, 2024, the CEO elected not to receive any cash incentive or other bonus for fiscal 2023, in light of the Company’s cash position.

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

JUNE 30, 2024

(Unaudited)

NOTE H – SEGMENT INFORMATION

As detailed in Note B above, the Company has three reportable segments; (1) Therapeutic DNA Production Services, (2) MDx Testing Services, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO CFO and CLO whom, collectively the Company has determined to be our CODM.

Information regarding operations by segment for the three-month period ended June 30, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$218,858	$—	$27,786	$246,644
Service revenues	59,901	—	166,244	226,145
Clinical laboratory service revenues	—	325,930	—	325,930
Less intersegment revenues	—	(1,200)	—	(1,200)
Total revenues	278,759	324,730	194,030	797,519
Gross profit	194,341	(12,260)	63,151	245,232
Loss from segment operations (a)	(1,319,093)	(231,160)	(693,953)	(2,244,206)

Information regarding operations by segment for the three-month period ended June 30, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$230,544	$—	$86,406	$316,950
Service revenues	174,962	—	250,732	425,694
Clinical laboratory service revenues	—	2,188,817	—	2,188,817
Less intersegment revenues	—	(14,120)	—	(14,120)
Total revenues	$405,506	$2,174,697	$337,138	$2,917,341
Gross profit	$290,541	$829,798	$148,979	$1,269,318
(Loss) income from segment operations (a)	$(717,126)	$14,742	$(998,966)	$(1,701,350)

Information regarding operations by segment for the nine-month period ended June 30, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$477,010	$—	$470,076	$947,086
Service revenues	202,635	—	476,142	678,777
Clinical laboratory service revenues	—	1,004,250	—	1,004,250
Less intersegment revenues	—	(11,800)	—	(11,800)
Total revenues	$679,645	$992,450	$946,218	$2,618,313
Gross profit	$462,464	$(56,703)	$366,219	$771,980
Loss from segment operations (a)	$(3,743,588)	$(1,026,263)	$(1,978,308)	$(6,748,159)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE H – SEGMENT INFORMATION, continued

Information regarding operations by segment for the nine-month period ended June 30, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$560,000	$—	$570,800	$1,130,800
Service revenues	434,287	—	392,526	826,813
Clinical laboratory service revenues	—	10,726,214	—	10,726,214
Less intersegment revenues	—	(96,120)	—	(96,120)
Total revenues	$994,287	$10,630,094	$963,326	$12,587,707
Gross profit	$676,942	$4,413,130	$364,364	$5,454,436
(Loss) income from segment operations (a)	$(2,623,502)	$1,616,914	$(2,388,417)	$(3,395,005)

The following shows reconciliation of loss from segment operations to Corporate (loss) income for the three-month periods ended:

	June 30,
	2024	2023
Loss from operations of reportable segments	$(2,244,206)	$(1,701,350)
General corporate expenses (b)	(1,102,487)	(1,157,759)
Interest income	36,295	26,783
Unrealized gain (loss) on change in fair value of warrants classified as a liability	5,160,000	(278,400)
Other (expense) income, net	(101)	(3,469)
Consolidated income (loss) before provision for income taxes	$1,849,501	$(3,114,195)

The following shows reconciliation of loss from segment operations to Corporate loss for the nine-month periods ended:

	June 30,
	2024	2023
Loss from operations of reportable segments	$(6,748,159)	$(3,395,005)
General corporate expenses (b)	(4,005,351)	(3,387,464)
Interest income	84,972	34,108
Unrealized gain on change in fair value of warrants classified as a liability	9,564,000	334,700
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	(394,000)	—
Transaction costs allocated to registered direct offering	(633,198)	—
Loss on issuance of warrants	(1,633,767)	—
Other (expense) income, net	(9,060)	6,396
Consolidated loss before provision for income taxes	$(3,774,563)	$(6,407,265)

(a)	Segment operating (loss) income consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of selling, general and administrative expenses that are not specifically identifiable to a segment.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following table presents the fair value of the Company’s financial instruments as of June 30, 2024 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of June 30, 2024. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2024.

	Fair value at	Valuation	Unobservable	Volatility
	June 30, 2024	Technique	Input	Input
Liabilities:
Common Warrants	$14,000	Monte Carlo simulation	Annualized volatility	145.00%
Series A Warrants	$5,000	Monte Carlo simulation	Annualized volatility	147.50%
Series A Warrants - modified	$9,000	Monte Carlo simulation	Annualized volatility	145.00%
Private Common Warrants	$158,000	Monte Carlo simulation	Annualized volatility	162.50%

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the three-month period ended June 30, 2024 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at April 1, 2024	$506,000	$346,000	$304,000	$4,190,000	$5,346,000
Change in fair value	(492,000)	(341,000)	(295,000)	(4,032,000)	(5,160,000)
Fair Value at June 30, 2024	$14,000	$5,000	$9,000	$158,000	$186,000

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the nine-month period ended June 30, 2024 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2023	$1,468,000	$1,971,900	$845,100	$—	$4,285,000
Fair value at February 2, 2024	—	—	—	5,071,000	5,071,000
Change in fair value-warrant modification	230,000	—	164,000	—	394,000
Change in fair value	(1,684,000)	(1,966,900)	(1,000,100)	(4,913,000)	(9,564,000)
Fair Value at June 30, 2024	$14,000	$5,000	$9,000	$158,000	$186,000

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE J – SUBSEQUENT EVENTS

Nasdaq Minimum Bid Requirement Deficiency Notification

On July 12, 2024, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s Common Stock for the thirty (30) consecutive business days from May 28, 2024 to July 11, 2024, the Company no longer meets the minimum bid price requirement.

The Company intends to implement a reverse stock split of its outstanding securities, subject to shareholder approval, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules and to comply with the provisions of the Series Warrants unless the Company otherwise regains compliance with the minimum bid price requirements by January 8, 2025, or if granted a 180-calendar day extension to the compliance period, by July 7, 2025.

August 2024 Special Shareholder Meeting

On August 2, 2024, the Company held the August 2024 Special Meeting to obtain Warrant Stockholder Approval for the May 2024 Series Warrants. At the August 2024 Special Meeting, an aggregate of 4,056,202 shares of the Company’s Common Stock were present in person or by proxy and entitled to vote, which did not constitute a quorum determined in accordance with the Company’s By-Laws, which requires a majority of the Company’s issued and outstanding shares of Common Stock. Accordingly, no action was taken with respect to the proposal presented at the August 2024 Special Meeting, and the August 2024 Special Meeting was adjourned.

Pursuant to the terms of the May 2024 Series Warrants, since the Company did not obtain Warrant Stockholder Approval at the Special Meeting, it is obligated to call a subsequent stockholder meeting to seek to obtain Warrant Stockholder Approval.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services;
●	demand for MDx Testing Services;

●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	whether we are able to achieve the benefits expected from the acquisition of Spindle Biotech, Inc. (“Spindle”);
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies;
●	our expectations of when or if we will become profitable;
●	our current non-compliance with Nasdaq’s minimum bid price requirements may lead to delisting, potentially negatively impacting our business, our ability to raise capital and the market price and liquidity of our common stock, par value $0.001 per share (the “Common Stock”); and
●	The risk that our laboratory developed tests (“LDTs”) may become subject to additional regulatory requirements due to FDA rulemaking activity, and that compliance with such requirements may be expensive and time-consuming, resulting in significant or unanticipated delays.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	formulations and treatments that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with clinical trials of product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval, including products that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of our PGx Testing Services;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

As of the first quarter of calendar year 2024, there were 4,047 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q2 2024 Quarterly Report). Due to what we believe are the Linea DNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the Linea DNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies.

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

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the 1st quarter of calendar 2024, there were over 450 mRNA therapies under development, with the majority of these therapies (66%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2024 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of DNA critical starting materials and RNAP to produce mRNA therapies.

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

Through our acquisition of Spindle, we launched our Linea IVT platform in July 2023, which combines Spindle’s proprietary high-performance RNAP, now marketed by the Company as Linea RNAP, with our enzymatically produced Linea DNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

●	The prevention or reduction of double stranded RNA (“dsRNA”) contamination resulting in higher target mRNA yields with the potential to reduce downstream processing steps. dsRNA is a problematic immunogenic byproduct produced during conventional mRNA manufacture;
●	delivery of IVT templates in as little as 14 days for milligram scale and 30 days for gram scale; and
●	reduced mRNA manufacturing complexities; and
●	potentially enabling mRNA manufactures to produce mRNA drug substance in less than 45 days.

According to the Company’s internal modeling, the ability to sell both Linea DNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3-5x as compared to selling Linea DNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company under an ISO 13485 quality system by Alphazyme, LLC a third-party CDMO located in the United States. The Company recently completed manufacturing process development work on its Linea RNAP to increase production scale of the enzyme and reduce unit costs.

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

We are currently manufacturing Linea DNA pursuant to Good Laboratory Practices (“GLP”) and, are creating a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing Linea DNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a critical starting material for clinical and commercial mRNA therapeutics, with a planned completion date in the third quarter of calendar year 2024 (“GMP Site 1”). We also plan to offer additional capacity for Linea DNA IVT templates as well as capacity for Linea DNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, with availability expected during the second half of calendar year 2025, dependent upon the availability of future funding (“GMP Site 2”). GMP is a quality standard used globally and by the U.S. Food and Drug Administration (“FDA”) to ensure pharmaceutical quality. Drug substances are the pharmaceutically active components of drug products.

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

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), we leverage our expertise in DNA and RNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) Testing Services. ADCL is a New York State Department of Health (“NYSDOH”) clinical laboratory improvement amendments (CLIA)-certified laboratory which is currently permitted for virology and genetics (molecular). In providing MDx Testing Services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated internally our pharmacogenomics testing services (the “PGx Testing Services”). Our PGx Testing Services utilizes a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide the patient’s healthcare provider in making individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies.

On June 12, 2024 we received full approval from NYSDOH for our PGx Testing Services. Recently published studies show that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022.We plan to leverage our PGx Testing Services to provide PGx testing services to large entities, self-insured employers and healthcare providers, as well as concierge healthcare providers.

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

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion, including LDTs approved by NYSDOH. FDA notes, however, that it retains discretion to pursue enforcement action for violations of the Federal Drug and Cosmetics Act at any time and intends to do so when appropriate. FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with FDA’s good guidance practices. Based on our current analysis of the FDA final rule, and assuming the final rule goes into effect without modification, we believe that ADCL’s current and future NYSDOH approved LDTs, which includes our under development

PGx Testing Services, will be exempt from FDA premarket review requirements but will remain subject to the requirements of Phases 1 through 3.

Plan of Operations

General

Historically, a substantial portion of our revenues has been generated from our safeCircle COVID-19 testing solutions, for which testing demand has significantly dropped. While we continue to support several safeCircle customers, we are currently observing a marked decrease in market demand for COVID-19 testing, resulting in significantly reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced. We expect future growth in revenues to be derived from our Therapeutic DNA Production Services and our MDx Testing Services, as the latter transitions to a focus on genetic testing. To a lesser extent, we expect to grow revenues from our DNA Tagging and Security Products and Services offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world with a focus on cotton provenance. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. We will continue to update our business strategy and monitor the use of our resources regarding our various business markets. In addition, we expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2024 and 2023

Revenues

Product revenues

For the three-month periods ended June 30, 2024 and 2023, we generated $246,644 and $316,950 in revenues from product sales, respectively. Product revenue decreased by $70,306 or 22% for the three-month period ended June 30, 2024 as compared to the three-month period ended June 30, 2023. The decrease in product revenues was primarily related to a decrease of approximately $60,000 within our DNA Tagging and Security Products and Services segment including a decrease in shipments for consumer asset marking of approximately $43,000 as well as decreased revenues from a nutraceutical customer totaling approximately $12,000.  The decrease also related to a decrease within our Therapeutic DNA Production Services segment due to a slight decrease of approximately $12,000 in revenues for our large-scale DNA production.

Service Revenues

For the three month periods ended June 30, 2024 and 2023 we generated $226,145 and $425,694 in revenues from sales of services, respectively. The decrease in service revenues of $199,549 or 47% for the three-month period ended June 30, 2024, as compared to the same period in the prior fiscal year is attributable to decreases of  $117,000 for research and development projects in our Therapeutic DNA Production Services segment and $73,000 for isotopic testing for textiles within our DNA Tagging and Security Products and Services segment, respectively.

Clinical Laboratory Service Revenues

For the three-month periods ended June 30, 2024 and 2023, we generated $324,730 and $2,174,697 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $1,849,967 or 85% for the three month period ended June 30, 2024 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID surveillance testing. The three-month period ended June 30, 2023 included testing revenues under our contract with the City University of New York (“CUNY”), which terminated during June 2023.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended June 30, 2024, decreased by $1,024,086 or 81% from $1,269,318 for the three-month period ended June 30, 2023 to $245,232. The gross profit percentage was 31% and 44% for the three-month periods ended June 30,

2024 and 2023, respectively. The decrease in gross profit percentage was primarily the result of a decline in gross profit percentage for our MDx Testing Services segment specifically related to significantly decreased testing volumes year over year, as well as MDx Testing Services comprising a smaller percentage of our total revenue for the three-month period ended June 30, 2024 compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2024 decreased by $613,410 or 19% to $2,678,894 as compared to $3,292,304 for the three-month period ended June 30, 2023. The decrease is primarily attributable to a decrease in stock based compensation expense of approximately $310,000 for the annual option grant to the non-employee members of our board of directors and officer restricted stock unit grants becoming fully vested in January and March 2024, respectively. Additional decreases related to a decrease in consulting expense of $191,000. The decrease in consulting expense was from the closure of our APDN Europe subsidiary, as well as a decrease in consulting expense from our MDX Testing services segment. There was also a decrease in insurance expense of approximately $52,000 due to a decrease in our director and officer insurance premiums, as well as approximately a $34,000 decrease in provision for bad debts.

Research and Development

Research and development expenses increased to $913,031 for the three-month period ended June 30, 2024 from $836,123 for the three-month period ended June 30, 2023, an increase of $76,908 or 9%. This increase is primarily due to an increase of approximately $135,000 for the development of an enzyme for use in our Therapeutic DNA Production Services segment, as well as approximately $70,000 for consultants being utilized to further develop the technology acquired from the Spindle acquisition. These increases were offset by a decrease in depreciation expense costs associated with laboratory equipment becoming fully depreciated period over period of approximately $163,000.

Interest income

Interest income for the three-month period ended June 30, 2024 was $36,295 as compared to  $26,783 in the three-month period ended June 30, 2023.

Unrealized gain (loss) on change in fair value of warrants classified as a liability

Unrealized gain (loss) on change in fair value of warrants classified as a liability was a gain of $5,160,000 and loss of  $278,400 for the three-month periods ended June 30, 2024 and 2023, respectively. The primary driver of the change is the decrease in our stock price.

Other (expense) income, net

Other (expense) income, net for the three-month periods ended June 30, 2024 and 2023, was expense of $101 and $3,469, respectively.

Loss from operations

Loss from operations increased $487,584, or 17% to $3,346,693 for the three-month period ended June 30, 2024 compared to $2,859,109 for the three-month period ended June 30, 2023 due to the factors noted above.

Comparison of Results of Operations for the Nine-month Periods Ended June 30, 2024 and 2023

Revenues

Product revenues

For the nine-month periods ended June 30, 2024 and 2023, we generated $947,086 and $1,130,800 in revenues from product sales, respectively. Product revenue decreased by $183,714 or 16% for the nine-month period ended June 30, 2024 as compared to the nine-month period ended June 30, 2023. The decrease in product revenues was primarily due to a decrease of approximately $119,000 within our DNA Tagging and Security Products and Services segment due to decreased revenue from our consumer asset marking and textile customers of approximately $103,000 and $65,000, respectively. These decreases were offset by an increase in shipments to a nutraceutical customer of approximately $49,000.  The remainder of the decrease in product revenue was within our Therapeutic DNA Production Services segment related to a decrease in shipments for our large scale DNA production of approximately $83,000.

Service revenues

For the nine-month periods ended June 30, 2024 and 2023 we generated $678,777 and $826,813 in revenues from sales of services, respectively. The decrease in service revenues of $148,036 or 18% for the nine-month period ended June 30, 2024, as compared to the same period in the prior fiscal year is attributable to a decrease of approximately $231,000 related to research and development projects within our Therapeutic DNA Production Services segment, offset by an increase of approximately $132,000 for isotopic testing for textiles within our DNA Tagging and Security Products and Services segment.

Clinical laboratory service revenues

For the nine month periods ended June 30, 2024 and 2023, we generated $992,450 and $10,630,094 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $9,637,644 or 91% for the nine-month period ended June 30, 2024 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID-19 testing services. The nine-months ended June 30, 2023 included testing revenues under our contract with CUNY, which terminated during June 2023.

Cost and Expenses

Gross Profit

Gross profit for the nine-month period ended June 30, 2024, decreased by $4,682,456 or 86% from $5,454,436 for the nine-month period ended June 30, 2023 to $771,980. The gross profit percentage was 29% and 43% for the nine-month periods ended June 30, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily the result of a decline in gross profit percentage for our MDx Testing Services segment specifically related to significantly decreased testing volumes year over year.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended June 30, 2024 decreased by $677,284 or 7% to $8,763,450 as compared to $9,440,734 for the nine-month period ended June 30, 2023. The decrease is primarily attributable to a decrease in payroll for bonuses paid to officers of approximately $746,000 during fiscal 2023,as well as a decrease in stock based compensation of approximately $151,000 primarily relating to the timing of the annual grants of options to non-employee members of the board of directors and restricted stock units issued to officers. These decreases were offset by increases relating to the prior nine-month period having a credit balance in bad debt expense of approximately $256,000, from a customer balance that was fully reserved during a prior period and was subsequently collected during the nine-month period ended June 30, 2023,

Research and Development

Research and development expenses decreased to $2,762,040 for the nine-month period ended June 30, 2024 from $2,796,171 for the nine-month period ended June 30, 2023, a decrease of $34,131 or 1%. This decrease is primarily due to decreased depreciation expense with laboratory equipment becoming fully depreciated year over year of approximately $369,000, offset by an increase in consulting expense of approximately $204,000 for consultants being utilized to further develop the technology acquired from the Spindle acquisition.

Interest income

Interest income for the nine -month period ended June 30, 2024 was $84,972  as compared to $34,108 in the nine -month period ended June 30, 2023.

Transaction costs allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the nine-month period ended June 30, 2024 was $633,198. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the nine -month period ended June 30, 2024 and 2023 was $9,564,000 and $334,700, respectively, and relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price, as well as the issuance of new warrants as part of the February 2024 registered direct offering.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications of $394,000 for the nine-month period ended June 30, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the nine-month period ended June 30, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Other (expense) income, net

Other (expense) income, net for the nine -month periods ended June 30, 2024 and 2023, was expense of $9,060 and income of $6,396, respectively.

Loss from operations

Loss from operations increased $3,971,041 or 59% to $10,753,510 for the nine-month period ended June 30, 2024 compared to $6,782,469 for the nine-month period ended June 30, 2023 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2024, we had working capital of $8,816,648. For the nine-month period ended June 30, 2024, we used cash in operating activities of $10,462,332 consisting primarily of our loss of $3,774,563 net with non-cash adjustments of $619,440 in depreciation and amortization charges, $9,564,000 in unrealized gain on change in fair value of warrants classified as a liability, $394,000 in unrealized loss on change in fair value of warrants classified as liability-warrant modification, $633,198 in registered direct offering costs, $1,633,767 on loss on issuance of warrants, and $542,045 in stock-based compensation expense. Additionally, we had a net increase in operating assets of $425,398 and a net decrease in operating liabilities of $520,821. At June 30, 2024, we had cash and cash equivalents of $10,442,131.

We have recurring net losses. We incurred a net loss of $3,774,563 and generated negative operating cash flow of $10,462,332 for the nine-month period ended June 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

As discussed in Note E, on May 29, 2024, we closed on a public offering and received net proceeds, after deducting placement agent fees and other estimated offering expenses payable by us, of approximately $10.5 million.

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

Warrant Liabilities

The Company evaluates its warrants issued the “Warrants) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, the Common Warrants, Series A Warrants and Private Common Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received written notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price requirements and if we are unable to regain compliance with Nasdaq continued listing standards we could be delisted from The Nasdaq Stock Market, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our Common Stock.

The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) requires that the Company’s Common Stock maintain a closing bid price for 30 consecutive business days of $1.00 per share. On July 12, 2024, we received a letter (the “Notice”) from Nasdaq notifying us that, because the closing bid price for our Common Stock has been below $1.00 per share for 30 consecutive business days, we no longer comply with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. There is no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement. The Notice had no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Capital Market. The Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of Common Stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period. We intend to effect a reverse stock split of its shares of Common Stock to enable it to regain compliance with the Minimum Bid Price Requirement.

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

The exercisability of the May 2024 Series Warrants is contingent upon us obtaining the Warrant Stockholder Approval. If we do not obtain such Warrant Stockholder Approval, the Series Warrants may never become exercisable.

On May 29, 2024, the Company closed on such date a public offering of Common Stock, series A common stock purchase warrants (the “ May 2024 Series A Warrants”) and series B common stock purchase warrants (the “ May 2024 Series B Warrants”, and, with the May 2024 Series A Warrants, the “ May 2024 Series Warrants”), pursuant to that certain Placement Agency Agreement, with Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd. (the “Placement Agency Agreement”).

The May 2024 Series Warrants are not immediately exercisable, as their exercisability is contingent upon us obtaining receipt of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “Warrant Stockholder Approval”). The May 2024 Series Warrants will become exercisable upon Warrant Stockholder Approval and will expire on the five-

year anniversary of such date with respect to the May 2024 Series A Warrants, and on the one-year anniversary of such date with respect to the May 2024 Series B Warrants.

On August 2, 2024, the Company held a special meeting of stockholders to obtain Warrant Stockholder Approval for the May 2024 Series Warrants (the “August 2024 Special Meeting”). At the August 2024 Special Meeting, an aggregate of 4,056,202 shares of the Company’s Common Stock were present in person or by proxy and entitled to vote, which did not constitute a quorum determined in accordance with the Company’s By-Laws, which requires a majority of the Company’s issued and outstanding shares of Common Stock. Accordingly, no action was taken with respect to the proposal presented at the Special Meeting, and the Special Meeting was adjourned.

Pursuant to the terms of the May 2024 Series Warrants, since the Company did not obtain Warrant Stockholder Approval at the August 2024 Special Meeting, it is obligated to call a subsequent stockholder meeting to seek to obtain Warrant Stockholder Approval within 90 days from the date of the August 2024 Special Meeting. While we intend to promptly seek Warrant Stockholder Approval for these mechanisms, there is no guarantee that it will ever be obtained. In the event that we cannot obtain Warrant Stockholder Approval, the May 2024 Series Warrants may never become exercisable. If we are unable to obtain the Warrant Stockholder Approval, the May 2024 Series Warrants will have no value.

Stockholders may suffer substantial dilution if certain provisions in the May 2024 Series Warrants are utilized.

If the May 2024 Series B Warrants are exercised by way of an alternative cashless exercise, assuming receipt of Warrant Stockholder Approval, such exercising holder will receive three shares of Common Stock for each May 2024 Series B Warrant they exercise, without any cash payment to us.

In addition, and subject to certain exemptions, if we sell, enter into an agreement to sell, or grant any option to purchase, or sell, enter into an agreement to sell, or grant any right to reprice (excluding Exempt Issuances, as defined in the Placement Agency Agreement), or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any shares of common stock, at an effective price per share less than the exercise price of the Series A Warrants then in effect, the exercise price of the May 2024 Series A Warrants will be reduced to the lower of such price or the lowest volume weighted average price (VWAP) during the five consecutive trading days immediately following such dilutive issuance or announcement thereof, and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate exercise price will remain unchanged.

If any of the above provisions in the May 2024 Series Warrants are utilized, our stockholders may suffer substantial dilution.

A reverse stock split may decrease the liquidity of the shares of our common stock and the resulting market price of our common stock may not attract or satisfy the investing requirements of new investors, including institutional investors.

As noted in the risk factor above, we intend to effect a reverse stock split of our shares of Common Stock to enable us to regain compliance with the Minimum Bid Price Requirement The liquidity of the shares of our Common Stock may be affected adversely by a reverse stock split given the reduced number of shares outstanding following a reverse stock split. Additionally, a reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Moreover, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors, and there can be no assurance that the market price of our common stock will satisfy the investing requirements of these investors. Consequently, the trading liquidity of our common stock may not necessarily improve as a result of a reverse stock split.

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $306,376,012 as of June 30, 2024. We have incurred a net loss of $3,774,563 for the nine months ended June 30, 2024. At June 30, 2024, we had cash and cash equivalents of $10,442,131. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

During the three-month period ended June 30, 2024, none of our directors or officers have adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each defined in Item 408(a) of Regulation S-K).

Item 6. — Exhibit.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Sixth Certificate of Amendment, effective Thursday, April 25, 2024	S-1	3.1	333-278890	2024
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
4.1	Form of Placement Agent Warrant	8-K	4.1	001-36745	05/29/2024
4.2	Form of Series A Warrant	8-K	4.2	001-36745	05/29/2024
4.3	Form of Series B Warrant	8-K	4.3	001-36745	05/29/2024
4.4	Form of Pre-Funded Warrant	8-K	4.4	001-36745	05/29/2024
10.1	Form of Placement Agency Agreement, by and between Applied DNA Sciences, Inc., Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd.	8-K	10.1	001-36745	05/29/2024
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

Applied DNA Sciences, Inc.

Dated: August 8, 2024	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 8, 2024	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)