Form 10-K
period 2024-09-30
APPLIED DNA SCIENCES INC
filed 2024-12-17
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2024), was approximately $5.7 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 10% or more of the Registrant’s outstanding common stock as of March 31, 2024 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 13, 2024, the Registrant had outstanding 52,294,359 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended September 30, 2024. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in this report, and those set forth from time to time in our other filings with the SEC.

Our forward-looking statements address, among other things:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services (as defined below);
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services (as defined below);
●	demand for MDx Testing Services (as defined below);

●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies;
●	our expectations concerning potential restructuring of our business model;
●	our current non-compliance with Nasdaq’s Minimum Bid Price Requirement (as defined below), which in the absence of a reverse split, may lead to delisting, potentially negatively impacting our business, our ability to raise capital, and the market price and liquidity of our Common Stock;
●	our expectations of when or if we will become profitable;
●	the risk that our Laboratory Developed Tests (“LDTs”) may become subject to additional regulatory requirements due to U.S. Food and Drug Administration (“FDA”) rulemaking activity, and that compliance with such requirements may be expensive and time-consuming, resulting in significant or unanticipated delay; and
●	unknown future market demand for the Linea Mpox Virus 1.0 Assay and associated mpox testing services.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	formulations and treatments that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with clinical trials of product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval, including products that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of our PGx Testing Services (as defined below);
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and

●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LineaDNA®, Linea™ COVID-19 Diagnostic Assay Kit, safeCircleTM COVID-19 testing and TR8® pharmacogenetic testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Annual Report on Form 10-K are the property of the respective owners.

ITEM 1.BUSINESS.

Overview

We are a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, we currently operate in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of messenger RNA (“mRNA”) therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”).

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the manufacture of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapies.

We will continue to update our business strategy and monitor the use of our resources regarding our various business segments. The Company’s management is currently engaged in a strategic review of the Company’s business segments that may result in the closure or divestiture of the Company’s DNA Tagging and Security Products and Services and/or MDx Testing Services, as well as workforce reductions and potential management changes. To this end, on December 17, 2024, the Company announced it is exploring the potential divestiture of its DNA Tagging and Security Products and Services business segment. No assurance can be given that a divestiture will be completed. Further, the definitive terms and structure of any possible closure or divestiture have not been determined or approved by the Company’s Board of Directors. Although the purpose of any closure or divestiture would be to reduce the Company’s expenses and effectuate cost savings, it is possible that there may be related restructuring costs. We expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in the State of Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc. On December 17, 2008, we reincorporated from the State of Nevada to the State of Delaware.

Our corporate headquarters are located at the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we have established laboratories for the manufacture of DNA and the detection of DNA and RNA to support our various business units. In addition, this location also houses our New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”)-permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified clinical laboratory where we perform MDx testing services. The mailing address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800.

Industry Background and Markets

Therapeutic DNA Production Services

Through LineaRx, Inc. (“LRx”) our 98% owned subsidiary we are developing and commercializing our LineaDNA and Linea IVT platforms for the manufacture of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapeutics.

LineaDNA Platform

Our LineaDNA platform is our core enabling technology, and enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in the manufacturing of a broad range of nucleic acid-based therapeutics. The LineaDNA platform enzymatically produces a linear form of DNA we call “LineaDNA” that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

As of the third quarter of calendar year 2024, there were 4,099 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2024 Quarterly Report). Due to what we believe are the LineaDNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the LineaDNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies although no assurance can be given that we will be successful in exploiting this market opportunity.

We believe our LineaDNA platform holds several important advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living bacterial cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity, costs and regulatory burdens. Unlike plasmid-based DNA manufacturing, the LineaDNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The LineaDNA platform is simple and can rapidly produce very large quantities of DNA utilizing a cell-free process without the need for complex purification steps.

We believe the key advantages of the LineaDNA platform include:

●	Speed – Production of LineaDNA can be measured in terms of hours or days, opposed to in terms of weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – LineaDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal physical footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences and contaminates such as the plasmid backbone, antibiotic resistance genes and host bacterial DNA, as well as endotoxin, which all inherent to plasmid DNA, are not present in LineaDNA.

●	Simplicity – The production of LineaDNA is streamlined relative to plasmid-based DNA production. LineaDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the LineaDNA platform can be easily chemically modified to suit specific customer applications. In addition, the LineaDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs) and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and mRNA therapies, respectively.

Preclinical studies conducted by the Company have shown that LineaDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	DNA vaccines;
●	DNA templates to produce various types of RNA, including non-replicating, and self-amplifying mRNA therapeutics;
●	adoptive cell therapy (CAR-T) manufacturing, and
●	homology-directed repair (HDR) mediated gene editing.

Further, we believe that LineaDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	clustered regularly interspaced short palindromic repeats (“CRISPR”)-mediated gene therapy; and
●	non-viral gene therapy.

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the third quarter of calendar 2024, there were over 450 mRNA therapies under development, with the majority of these therapies (67%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2024 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of DNA critical starting materials and RNAP to produce mRNA therapies.

In August 2022, the Company launched DNA IVT templates manufactured via its LineaDNA platform that have resulted in evaluations of the Company’s IVT templates by numerous therapeutic developers and CDMOs in the United States, Europe and the Asia-Pacific. In addition, the Company’s IVT templates are currently under late-stage evaluations by two therapeutic developers and one CDMO for use as DNA templates to produce mRNA intended for clinical use in calendar year 2025. However, there can be no assurance that related contracts will be entered into. In response to this demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the LineaDNA platform, the Company acquired Spindle in July 2023 to potentially increase its mRNA-related total addressable market (“TAM”) to include the manufacture and sale of RNAP for use in conjunction with our LineaDNA IVT templates.

Through our acquisition of Spindle, we launched our Linea IVT platform in July 2023, which combines Spindle’s proprietary high-performance RNAP, now marketed by the Company as Linea RNAP, with our enzymatically produced LineaDNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company and its collaborators, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

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

According to the Company’s internal modeling, the ability to sell both LineaDNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3-5x as compared to selling LineaDNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company under an ISO 13485 quality system by Alphazyme, LLC (“Alphazyme”) a third-party CDMO located in the United States, which the Company believes is sufficient for early-stage clinical use of the enzyme. In conjunction with Alphazyme, the Company recently completed manufacturing process development work on its Linea RNAP to increase the production scale of the enzyme and reduce unit costs.

Manufacturing Scale-up

The Company plans to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Planned availability in January 2025 (GMP Site 1)
GMP	DNA biologic, drug substance and/or drug product	Planned availability first half of CY 2026 (1) (GMP Site 2)

(1) Dependent on the availability of future financing.

We are currently manufacturing LineaDNA pursuant to Good Laboratory Practices (“GLP”) and, are in the final stages of creating a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing LineaDNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a critical starting material for clinical and commercial mRNA therapeutics, with an anticipated completion date in January 2025 (“GMP Site 1”). We also plan to offer additional capacity for LineaDNA IVT templates as well as capacity for LineaDNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, with availability expected during the first half of calendar year 2026, dependent upon the availability of future funding (“GMP Site 2”) and customer demand. GMP is a quality standard used globally and by the FDA to ensure pharmaceutical quality. Drug substances are the pharmaceutically active components of drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via our planned near term future availability of LineaDNA IVT templates manufactured under GMP at our GMP Site 1, while at the same time laying the basis for additional clinical and commercial applications of LineaDNA with our future planned availability of LineaDNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at planned GMP Site 2. Planned GMP Site 2 may also be used for additional LineaDNA IVT template manufacturing if customer demand exceeds the capacity of GMP Site 1. In addition, we believe GMP Site 1 is capable of manufacturing LineaDNA for use as, or incorporation, into a biologic, drug substance, and/or drug product manufacturing via facility upgrades to its existing footprint.

Our current plan is: (i) through our Linea IVT platform and planned near term future GMP manufacturing capabilities for IVT templates at GMP Site 1 to secure commercial-scale supply contracts with clinical and commercial mRNA and/or self-amplifying mRNA (“sa- RNA”) manufacturers for LineaDNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future LineaDNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at our planned GMP Site 2, and/or our upgrade to GMP Site 1, to convert existing and new LineaDNA customers into large-scale supply contracts to supply LineaDNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. In addition, the Company plans to utilize its planned DNA manufacturing capabilities in GMP Site 1 and/or GMP Site 2 to convert new and existing LineaDNA IVT template customers to LineaIVT platform customers to increase the Company’s mRNA-related TAM.

Until we complete our GMP Site 1 to produce DNA critical starting materials (DNA IVT templates) for mRNA manufacturing, we will not be able to realize significant revenues from this business. We estimate the remaining capital expenditure (“CAPEX”) costs to creating GMP Site 1 will be less than $0.30 million. If we were to expand our facilities to enable GMP production of LineaDNA for use as, or incorporation, into a biologic, drug substance and/or drug product as planned for GMP Site 2, the additional CAPEX may be up to approximately $10 million which would require additional funding. We anticipate upgrades to GMP Site 1 to enable the manufacture of LineaDNA for use as, or incorporation, into a biologic, drug substance and/or drug product manufacture to be less than $1 million. We are currently building GMP Site 1 within our existing laboratory space. We anticipate that a GMP Site 2 would require us to acquire additional space.

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA and RNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) Testing Services. ADCL is a NYSDOH CLIA-certified laboratory which is currently permitted for virology and genetics (molecular). In providing MDx Testing Services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully internally validated our pharmacogenomics testing services (the “PGx Testing Services”). Our PGx Testing Services utilizes a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide the patient’s healthcare provider in making individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies.

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

On September 11, 2024, we announced that ADCL has launched an expansion of its clinical testing services for the detection of Mpox (formerly monkeypox) to include testing for both Mpox Clade I and Clade II. The launch of the expanded Mpox testing service comes after ADCL’s interaction with relevant regulatory bodies, including the NYSDOH and the FDA. The Company believes that ADCL will be able to support New York and other states’ response to the threat of Mpox. ADCL’s Linea Mpox Virus 1.0 Assay was previously approved as a laboratory-developed test for the detection of Mpox Clade II by NYSDOH in September 2022. In August 2024, ADCL conducted additional validation testing showing the Assay can also detect the genetic sequence of Mpox Clade I, which is the subject of the World Health Organization’s (“WHO”) August 14, 2024 declaration of a public health emergency of international concern. ADCL will provide the testing service from its CLEP/CLIA molecular diagnostics laboratory in Stony Brook, N.Y. Currently, Mpox instances in the United States are very low and the future path of Mpox is currently unknown. Accordingly, there can be no assurance that we will be able to generate revenue and profits from our approved Mpox testing.

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

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our LineaDNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s LineaDNA platform, provide a methodology to authenticate goods within large and complex supply chains with a focus on cotton and other products.
●	SigNify® portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field.
●	fiberTyping® and other product genotyping services use PCR-based DNA detection to determine a cotton species or cultivar, via a product’s naturally occurring DNA sequence for the purposes of product provenance authentication.
●	Isotopic analysis testing services, provided in partnership with third-party labs, use cotton’s carbon, hydrogen and oxygen elements to indicate origin of its fiber through finished goods.

To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton.

The Uyghur Forced Labor Prevention Act (“UFLPA”) signed into law on December 23, 2021 establishes that any goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of the People’s Republic of China are not entitled to entry to the United States. On June 17, 2022, the UFLPA additionally listed DNA tagging and isotopic analysis as evidence that importers may use to potentially prove that a good did not originate in XUAR. Recently, in July of 2024, the Company announced a multi-year commercialization agreement for its CertainT platform with Indus Group, a multinational apparel/textile manufacturing and sourcing company.

Our current business plan is to leverage consumer and governmental awareness for product traceability to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton, though this business plan could change based on the outcome of the Company’s strategic review of its business segments.

On December 17, 2024, the Company announced it is exploring the potential divestiture of its DNA Tagging and Security Products and Services business segment. No assurance can be given that a divestiture will be completed.

Sales and Marketing

We have five employees engaged in sales and marketing, of which three are directly involved with sales.

Research and Development

For all of our business segments, we believe that our continued development of new and enhanced technologies is essential to our future success.

In our Therapeutic DNA Production Services segment, our research and development efforts are focused on the development and optimization of our LineaDNA and Linea IVT platforms. LineaDNA platform development and optimization is focused on increased DNA yields, purification workflows, reducing costs of goods and DNA sequence fidelity. Further Linea IVT platform development and optimization is focused on performance of the Linea RNAP enzyme, as well as increasing the manufacturing yields of the Linea RNAP.

Currently, Company activities relating to our MDx Testing Services and DNA Tagging and Security Products and Services business segments are focused on commercializing existing products and services, and therefore, research and development activities are currently minimal.

We incurred approximately $3.6 million and $3.7 million on research and development activities for the fiscal years ended September 30, 2024 and 2023, respectively.

Raw Materials and Suppliers

We utilize DNA polymerase (“DNAP”) in all of our PCR reactions to amplify DNA. DNAP is available from multiple sources. Our sources of raw materials also include synthesized sources of DNA templates which we can amplify to use in our product/services offerings and that are available from multiple sources. For our Therapeutic DNA Production Services, our services may be optimized for inputs, including DNAP, from a specific source or sources. Unforeseen discontinuation or unavailability of a certain DNAP produced by a single provider could cause production delays as we modify our product specifications and workflows to accommodate a replacement DNAP. In addition, while our Linea RNAP is manufacturable by multiple sources, it is currently manufactured by a single provider. Cessation of Linea RNAP production by this single provider could cause production delays and/or delays in customer deliveries as manufacturing of Linea RNAP is transferred to a new provider.

Manufacturing

For our Therapeutic DNA Production Services and DNA Tagging and Security Products and Services segments, we have the capability to manufacture large quantities of DNA via our LineaDNA platform at our facility in Stony Brook. For our Therapeutic DNA Production Services, we currently manufacture GLP grade DNA, with plans to offer GMP non-drug substance grade in January 2025, and GMP drug substance grade DNA in the first half calendar year 2026. Linea RNAP is produced for the Company by a third-party CDMO located in the United States. We also have in-house capabilities to complete all authentications for our DNA Tagging and Security Products and Services segment in our Stony Brook location.

Distribution of our Products/Services and Commercial Agreements

Our products/services are distributed in the following ways:

●	directly to the customer;
●	through channel partners; and
●	through licensed distributors.

Collaboration and Licensing Agreements

Cornell University College of Veterinary Medicine. During June 2023 the Company and Cornell University College of Veterinary Medicine entered into an additional Sponsored Research Agreement (“SRA”) under which the parties seek to develop and optimize LNP formulations and lineaDNA expression vectors for use in high-value veterinary disease indications with an initial focus on equine infectious diseases. The period of performance under the SRA is until June 30, 2025, and can be terminated by either party upon at least sixty (60) days written notice

Customers

Our revenues earned from the sale of products and services for the fiscal year ended September 30, 2024 includes 26% and 17% from two customers within our MDx Testing Services and Therapeutic DNA Production segments, respectively. Our revenues earned from sale of products and services for the fiscal year ended September 30, 2023 includes 65% and 14% from two customers within our MDx Testing Services segment. 65% of the revenues earned for the fiscal year ended September 30, 2023 was derived from the COVID-19 testing contract with CUNY that terminated during June 2023. At September 30, 2024, four customers accounted for 59% of our accounts receivable. At September 30, 2023, three customers accounted for 60% of our accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Competition

Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: MilliporeSigma, Precigen, Inc., Aldevron, LLC, Charles River Laboratories, Integrated DNA Technologies, Inc., 4basebio PLC, MaxCyte, Inc., Touchlight Genetics Ltd., Quantoom Bioscience, Syngoi Technologies, S.L.U., Generation Bio, Co., Novartis AG, Kite Pharma, Inc., Juno Therapeutics, Inc., Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, Elegen, Inc., ANSA Biotechnologies, Merck & Co., Inc. and others.

Some of our competitors that operation in the molecular and genetic diagnostic space include 23andMe, Inc., Laboratory Corporation of America (LabCorp); Quest Diagnostics Inc., Myriad Genetics, Inc., ARUP Laboratories, MyOme, Inc., Sonic Healthcare USA, Fulgent Genetics, Everly Well, Inc and, Fulgent Genetics, Inc.

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

We expect competition with our products and services to continue and intensify in the future. We believe competition in our principal markets is primarily driven by:

●	product performance, features and liability;
●	manufacturing scale, quality and turnaround time;
●	regulatory approval;
●	price;
●	timing of product introductions;
●	ability to develop, maintain and protect proprietary products and technologies;
●	sales and distribution capabilities;
●	technical support and service;
●	brand loyalty; and
●	applications support.

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

As of December 9, 2024, our patent portfolio included the following issued and pending patent applications applicable to each of our three primary business markets:

●	Therapeutic DNA Production Services
o	8 issued patents and 11 pending patent applications in the United States
o	11 issued foreign patents and 9 pending foreign patent applications
●	MDx Testing Services
o	5 issued patents and no pending patent applications in the United States
o	4 issued foreign patents and no pending foreign patent applications
●	DNA Tagging and Security Products and Services
o	26 issued patents and 2 pending patent applications in the United States
o	47 issued foreign patents and 10 pending foreign patent applications

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our manufacturing processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products or services may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. For more information, see “Risk Factors — Risks Related to Our Intellectual Property.”

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

In addition, clinical diagnostic testing and the review and approval of LDTs in New York State currently falls under the jurisdiction of NYSDOH and the FDA. ADCL is offering all clinical diagnostic testing and LDTs in compliance with NYSDOH regulations. For more information regarding the risks related to our COVID-19 testing services and our LDTs, see “Risks Related to Regulatory Approval of Our Customer and Collaborator’s Pharmaceutical and Biotherapeutic Product Candidates and Other Legal Compliance Matters”

Government Regulation of Drug and Biologic Products

The DNA manufactured via our LineaDNA platform may be used by a customer directly as a drug or biological product or it may be incorporated by a customer into a drug or biological product. We do not plan to seek approval of a drug or licensure of a biological product based on our LineaDNA platform, but the demand for our LineaDNA is in part dependent on our customer’s ability to seek and obtain approval of a drug or biological product using our technology. Biologics include a wide range of products such as vaccines, gene therapy, and recombinant therapeutic proteins, including mRNA therapeutics.

Drug and biologic products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in foreign countries. In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

Some of our products may be incorporated into drugs and biologics that are or will be subject to regulation. Some of our products may be drugs or biologics that are subjected themselves to regulation. In either case, we are unlikely to receive material revenues until the related drug or biologic candidate receives regulatory approval. The FDA and other authorities regulate among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drug and biologic products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to file a marketing application, to issue a Complete Response letter or to not approve pending New Drug Applications (“NDA”) or Biologics Licensing Applications (“BLA”), or to issue warning letters, untitled letters, Form 483s, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation and criminal prosecution.

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

Laboratory Developed Tests

Our MDx Testing Services utilize LDTs developed and validated by the Company. Historically, the FDA has exercised enforcement discretion over most LDTs. On April 29, 2024, however, the FDA published a final rule on LDTs, in which the FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR). In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining applicable QSR requirements. In Phase 4 (effective November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion. For example, LDTs approved by the New York State Department of Health will be exempt from premarket review requirements but will remain subject to the requirements of Phases 1 through 3. Similarly, LDTs first marketed prior to May 6, 2024 that are not subsequently modified, or are modified only in certain limited ways, will be exempt from the premarket review and most quality systems requirements, but will remain subject to the requirements of Phases 1 and 2. The FDA notes, however, that it retains discretion to pursue enforcement action for violations of the Federal Food, Drug and Cosmetic Act at any time and intends to do so when appropriate. The FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with the FDA’s good guidance practices.

Multiple lawsuits have been filed challenging the LDT final rule, in which the plaintiffs argue FDA lacks authority to regulate LDTs as medical devices. We cannot predict the likelihood of success of these lawsuits at this time.

Congress is also working on legislative language that, if enacted, would clarify the FDA’s authority with respect to LDTs. In this regard, most recently, the “Verifying Accurate Leading-edge IVCT Development Act,” or VALID Act, was first introduced in March 2020, and most recently reintroduced in March 2023. The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would be needed to be established. Under VALID, a precertification process would be established that would allow a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, certain low-risk IVCTs developed by the laboratory and falling within the scope of a certification order from the FDA would not be subject to pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

Clinical Laboratory Improvement Amendments

CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention, or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. ADCL is a NYSDOH CLEP-permitted and CLIA-certified laboratory which is currently permitted for virology and genetic (molecular).

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

Employees

As of September 30, 2024, we had a total of 48 employees (46 fulltime and 2 part-time), consisting of 4 in executive management, 8 in research and development, 8 in quality and compliance, 3 in finance, accounting and human resources, 8 in operations/production, 5 in sales and marketing, 4 in administration and support services, 4 in information services, and 4 in clinical laboratory operations. Since June 2012, we have been working with Insperity Inc. to assist in managing many of our back-end administrative human resources, benefits, and payroll responsibilities. We are an at-will employer and generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time, with the exception of our Chief Executive Officer, Dr. James A. Hayward. The initial term of Dr. Hayward’s current employment agreement was July 1, 2016 through June 30, 2017, and this employment agreement automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by Dr. Hayward or us in accordance with the terms of the employment agreement. As of June 30, 2024, the employment contract automatically renewed for an additional year.

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

ITEM 1A.RISK FACTORS.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	We have produced limited revenue. This makes it difficult to evaluate our future prospects and increase the risk that we will not be successful.
●	There is substantial doubt relating to our ability to continue as a going concern.
●	We may not successfully implement our business strategies, including achieving our growth objectives, including the development of new production facilities for our Therapeutic DNA Production Services.
●	We may require additional financing which may in turn require the issuance of additional shares of Common Stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by or stockholders.
●	We may modify and refine our business strategy, including a possible divesture or closing of our DNA Tagging and Security Products and Services and/or MDx Testing Services segments.
●	Our current emphasis on Therapeutic DNA Production Services may reduce our ability to maintain and expand our existing MDX Testing Services and DNA Tagging and Security Products and Services businesses.
●	If we are unable to expand our DNA manufacturing capacity, we could lose revenue and our business could suffer.
●	Rapidly changing technology and extensive competition in synthetic biology could make the services or products we are developing obsolete or non-competitive unless we continue to develop new and improved services or products and pursue new market opportunities.
●	We will need to develop and maintain facilities that meet GMP.
●	Pharmaceutical and biologic products are highly complex, and if we or our collaborators and customers are unable to provide quality and timely offerings to our respective customers, our business could suffer.
●	Pharmaceutical and biologic-related revenue will be dependent on our collaborators’ and customers’ demand for our manufacturing services.
●	We may be unable to consistently manufacture or source our products to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.
●	The markets for drug and biologic candidates and synthetic DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to compete effectively in these industries in the future.
●	We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.
●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

●	Pharmaceutical and biologic-related revenue is generally dependent on regulatory approval, oversight and compliance.
●	If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements within our MDx Testing Services segment.
●	If we fail to comply with laboratory licensing requirements, we could lose the ability to offer our clinical testing services or experience disruptions to our business.
●	We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.
●	Stockholders may suffer substantial dilution if certain provisions in the May 2024 Series Warrants (as defined below) are utilized.
●	Stockholders may suffer substantial dilution if certain provisions in the October 2024 Series D Warrants (as defined below) are utilized.
●	The exercisability of the October 2024 Private Placement Warrants (as defined below) is contingent upon us obtaining Warrant Stockholder Approval (as defined below). If we do not obtain such Warrant Stockholder Approval, the October 2024 Private Placement Warrants may never become exercisable.
●	If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
●	If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.
●	There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.
●	We have received written notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid requirements and if we are unable to regain compliance with the Nasdaq continued listing standards, which may require effecting a reverse stock split of our Common Stock, we could be delisted from The Nasdaq Stock Market, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our Common Stock.

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

Our operations since inception have produced limited revenues and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. While our revenues increased from $1.9 million in fiscal 2020 to $18.2 million in fiscal 2022, primarily as a result of our COVID-19 testing revenues, in fiscal 2023 our revenues declined to $13.4 million and further declined to $3.4 million in fiscal 2024. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company operating in a rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $309,672,755 as of September 30, 2024. We have incurred a net loss of $7,088,306 for the fiscal year ended September 30, 2024. At September 30, 2024, we had cash and cash equivalents of $6,431,095. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. As discussed in Note M to our consolidated financial statements, on October 31, 2024, we closed on a registered direct offering and received net proceeds, after deducting placement agent fees and other estimated offering expenses payable by us, of approximately $5.8 million. As a result of this offering, our consolidated cash balance as of November 30, 2024 was approximately $10.1 million.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, operational and management initiatives and the development in particular of our Therapeutic DNA Production Services, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part our ability to obtain sufficient financing and on our executive management team and other key management personnel, our ability to identify and complete suitable acquisitions, our executive management team’s ability to execute new operational initiatives, and certain matters outside of our control. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

We may modify and refine our business strategy, including a possible divesture or closing of our DNA Tagging and Security Products and Services and/or MDx Testing Services segments.

Our management is currently engaged in a strategic review of the Company’s business segments that may result in the divestiture or closure of the Company’s DNA Tagging and Security Products and Services segment and/or MDx Testing Services, as well as workforce reductions and potential management changes. To this end, on December 17, 2024, the Company announced it is exploring the potential divestiture of its DNA Tagging and Security Products and Services business segment. No assurance can be given that a divestiture will be completed. Further, the definitive terms and structure of any possible closure or divestiture have not been determined or approved by the Company’s Board of Directors. Although the purpose of any closure or divestiture would be to reduce the Company’s expenses and effectuate cost savings, it is possible that there may be related restructuring costs. We expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy. The initial cash received from any divestiture, if any, may be limited, although the terms of a divesture may include future royalties, earn-outs or similar terms, any of which could fail to be earned or received.

We may require additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by our stockholders.

We may need to raise funds through either debt or the sale of our shares of our common stock in order to achieve our business goals. Any additional shares issued would further dilute the percentage ownership held by existing stockholders. Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of our common stock. Our public offerings completed in November 2014, April 2015, December 2018, November 2019, August 2022 and May 2024, our registered direct offerings completed in December 2017, January 2021 and February 2022, our registered direct public offering and concurrent private placement completed in November 2015, January 2024 and October 2024, and our private placements completed in November 2016, June 2017, and August 2019 resulted in dilution to investors and future offerings of securities could result in further dilution to investors.

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

If we are unable to conclude that our internal control over financial reporting or our disclosure controls are effective, because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.

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

The ongoing military conflicts between Russia and Ukraine, Israel and Hamas and Israel and Hezbollah have caused geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the capital markets resulting from the conflicts in Ukraine and the Middle East or any other geopolitical tensions.

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

Further, on October 7, 2023, Hamas, a U.S. designated Foreign Terrorist Organization, launched terrorist attacks against Israel. Israel then declared war on Hamas and there is currently an armed conflict in Israel and the Gaza Strip. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon has escalated to an armed conflict and there is a high possibility that it will turn into a greater regional conflict in the future. The extent and duration of the wars in Ukraine, Israel/Gaza and Lebanon, as well as expanding geopolitical tensions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy, market volatility and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

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

Increases in inflation may have an adverse effect on our business. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as the ongoing military conflicts in Ukraine and the Middle East. Continuing increases in inflation could impact the overall demand for our products, our costs for labor, material and services, and the margins we are able to realize on our products, all of which could have an adverse impact on our business, financial position, results of operations and cash flows.

We may encounter difficulties in managing our growth, and these difficulties could impair our profitability.

Currently, we are working simultaneously on multiple projects, expanding our DNA manufacturing capacity as well as targeting several market sectors, including activities in the human therapeutics, diagnostics and product security sectors. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative, and operational resources. In addition, as discussed in our risk factor disclosure above on page 19, our management is currently engaged in a strategic review of the Company’s business segments that may result in the divestiture or closure of the Company’s MDx Testing Services and/or DNA Tagging and Security Products and Services, as well as workforce reductions and potential management changes.

If we are unable to manage this growth and/or potential restructuring effectively, our shipments to our customers could be impacted, our time and resources could be diverted from other products and offerings and our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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

In order to expand our manufacturing capacity for our DNA production, including our LineaDNA platform and GMP Site 1 and GMP Site 2, we need to build additional manufacturing capacity that will require additional capital expenditures and additional financing. Our technology and the production process for our DNA production are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA production, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA manufacturing equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our DNA products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

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

Our customers will rely on us for synthetic DNA and other biological materials that are used in their discovery and development programs. These materials can be difficult to produce and occasionally have variability from the product specifications. Any disruption in the supply of these biological materials consistent with our applicable product specifications could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. We may also have lower yields in manufacturing batches, which can increase our costs and slow our development timelines. Improper storage of these materials, by us or any third-party storage facilities, may require us to destroy some of our biological raw materials or product candidates.

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

Some pharmaceutical manufacturers are also subject to extensive pre- and post-marketing oversight by the FDA and comparable regulatory authorities in the jurisdictions where the product is being studied or marketed, which include periodic unannounced and announced inspections by the FDA to assess compliance with GMP requirements. If we are a registered facility and an FDA inspection of our facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations or a “Form FDA 483”. If observations in the Form FDA 483 are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or pursue other forms of enforcement action. Any failure by us or other contract manufacturers to comply with GMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in enforcement action that could impact our ability to attract and maintain other contract manufacturing arrangements or lead to a shortage of our customers’ products and harm our business, including withdrawal of approvals previously granted, seizure, injunction or other civil or criminal penalties. The failure of us or another manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, on us as contract manufacturers, as part of the regulatory approval process for products in such countries. The failure by us or other third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain contract manufacturing arrangements with our customers in one or more countries.

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

Our MDx Testing Services utilize LDTs developed and validated by the Company. ADCL is currently subject to NYSDOH oversight as a CLEP-permitted and CLIA-certified laboratory. Historically, the FDA has exercised enforcement discretion over most LDTs. On April 29, 2024, however, the FDA published a final rule on LDTs, in which the FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories running LDTs will be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements, as well as requirements for maintenance of complaint files under the FDA’s quality systems regulation (QSR). In Phase 2 (effective May 6, 2026), clinical laboratories will be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for the remaining QSR requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories will be required to comply with all remaining applicable QSR requirements. In Phase 4 (effective November 6, 2027), clinical laboratories will be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories will be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to the de novo or 510(k) requirement).

Under the final rule, several types of tests will be eligible for some degree of continued enforcement discretion. For example, LDTs approved by the New York State Department of Health will be exempt from premarket review requirements but will remain subject to the requirements of Phases 1 through 3. Similarly, LDTs first marketed prior to May 6, 2024 that are not subsequently modified, or are modified only in certain limited ways, will be exempt from the premarket review and most quality systems requirements, but will remain subject to the requirements of Phases 1 and 2. The FDA notes, however, that it retains discretion to pursue enforcement action for violations of the Federal Food, Drug and Cosmetic Act at any time and intends to do so when appropriate. The FDA further explains that it may update any of the enforcement discretion policies set forth in the final rule as circumstances warrant or if the circumstances that inform those policies change, consistent with the FDA’s good guidance practices.

Multiple lawsuits have been filed challenging the LDT final rule, in which the plaintiffs argue FDA lacks authority to regulate LDTs as medical devices. We cannot predict the likelihood of success of these lawsuits at this time.

Congress is also working on legislative language that, if enacted, would clarify the FDA’s authority with respect to LDTs. In this regard, most recently, the “Verifying Accurate Leading-edge IVCT Development Act,” or VALID Act, was first introduced in March 2020, and most recently reintroduced in March 2023. The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would be needed to be established. Under VALID, a precertification process would be established that would allow a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, certain low-risk IVCTs developed by the laboratory and falling within the scope of a certification order from FDA would not be subject to pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

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

The principal markets for synthetic DNA are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the product candidates that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include, without limitation: Precigen, Inc., Aldevron, LLC, Cobra Biologics, Limited, Integrated DNA Technologies, Inc., 4basebio PLC, Ziopharm Oncology, Inc., MaxCyte, Inc., Touchlight Genetics Ltd., Generation Bio,

Co., Novartis AG, Kite Pharma, Inc., Juno Therapeutics, Inc., Elegen, Inc., ANSA Biotechnologies, Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, and others.

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

The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to compete effectively in these industries in the future.

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

The market for our MDx Testing Services is very competitive, and we may be unable to compete effectively in this industry in the future.

The principal market for molecular diagnostics testing services is intensely competitive. We compete with many existing testing service providers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing testing services that are more effective than the testing services that we have or may develop and may be more successful than us in producing and marketing their existing testing services. Some of our competitors that operate in the molecular diagnostics testing markets include: 23andMe, Inc., Laboratory Corporation of America (LabCorp); Quest Diagnostics Inc., Myriad Genetics, Inc., ARUP Laboratories, Sonic Healthcare USA, MyOme, Inc., Everly Well, Inc., and Fulgent Genetics, Inc.

Our MDx Testing Services provide higher education institutions, private clients, and businesses located in New York State with COVID-19 testing services, including test scheduling, sample collection and automated results reporting. In June 2023, our COVID-19 testing contract with CUNY which accounted for a substantial portion of our revenues was terminated and we have seen a significant decline in our MDx Testing Services revenue. It is unclear whether we will be able to maintain our current customers who will avail themselves of our testing services, or how regularly we will be able to obtain a flow of business from existing customers. In addition, revenues associated with our clinical testing services for the detection of Mpox are closely tied to the prevalence of Mpox within the United States, which is currently very low. Accordingly, there can be no assurance that we will be able to generate revenue and profits from Mpox testing. If we are unable to successfully develop, validate and commercialize other diagnostic tests and services, our MDx Testing Services may not produce sufficient revenues to become profitable.

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

In addition, research, development, and commercialization of our Therapeutic DNA Production Services are inherently risky. We cannot give any assurance that any future customers and/or collaborators of our Therapeutic DNA Production Services will receive regulatory approval for their pharmaceutical and biotherapeutic product candidates. In addition, we cannot give any assurance that any of our synthetic DNA performance characteristics will meet or exceed DNA produced by our competitors.

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

In addition, we will be dependent on, and have no control over, consumer demand for the products into which our LineaDNA technology is incorporated. Consumer demand for our collaborators’ and customers’ products could be adversely affected by, among other things, delays in health regulatory approval, the loss of patent and other intellectual property rights protection, the emergence of competing products, including generic drugs or biosimilars, the degree to which private and government drug plans subsidize payment for a particular product and changes in the marketing strategies for such products. The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes may have a material adverse effect on our collaborators and customers and thus may have a material adverse effect on our business. If the products into which our LineaDNA is utilized or incorporated do not gain market acceptance, our revenues and profitability may be adversely affected.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If our customers are ultimately unable to obtain regulatory approval for products incorporating our Therapeutic DNA Production Services, we will be unable to generate meaningful revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application submitted by one of our customers. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our customers’ data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for, or plan to obtain regulatory approval for any product candidate, and it is possible that none of our, or our customers’ existing product candidates or any product candidates that we or our customers may seek to develop in the future that incorporate or utilize our Therapeutic DNA Production Services will ever obtain regulatory approval. Applications for our customers’ product candidates could fail to receive regulatory approval for a variety of reasons. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in failing to obtain regulatory approval to market any of such product candidates, which would significantly harm our business, results of operations, and prospects.

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

Any regulatory approvals that our customers receive for their products that incorporate or utilize our Therapeutic DNA Production Services will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) or contain requirements for potentially costly post-marketing testing. Any new legislation addressing drug or biologic safety issues could result in delays in product development or commercialization, or increased costs to assure manufacturing compliance. The FDA and other agencies, including the Department of Justice and state agencies, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. The holder of an approved NDA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing manufacturing changes to verify the safety and efficacy of our customers’ products in general. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval and thereby affect the need for our manufacturing services.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product, our customer or us, including, but not limited to, requiring withdrawal or recall of the product from the market, imposing civil or criminal penalties, and imposing restrictions on our or our customers’ ability to continue to manufacture the product(s). Any government investigation of alleged violations of law could require our customers or us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our customers’ ability to commercialize and generate revenue from our customers’ products and demand for our synthetic DNA for their products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our Company and our operating results will be adversely affected related to the demand for those customers’ products.

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

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our CEO. On July 28, 2016, we entered into an employment agreement with Dr. Hayward. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2024, the employment contract automatically renewed for an additional year. Loss of the services of Dr. Hayward could significantly harm our business, results of operations and financial condition. We do not maintain key-person insurance on the life of Dr. Hayward.

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

As of December 13, 2024, we had 52,294,359 shares of Common Stock issued and outstanding, outstanding options to purchase 108,176 shares of Common Stock, outstanding warrants to purchase 136,325,980 shares of Common Stock, and 269,069 shares available for grant under our 2005 and 2020 Equity Incentive Plans. The issuance of shares upon exercise of our outstanding options and warrants will cause immediate and substantial dilution to our stockholders and any sale thereof may depress the market price of our common stock.

Stockholders may suffer substantial dilution if certain provisions in the May 2024 Series Warrants are utilized.

On May 29, 2024 we closed on such date a public offering (the “May 2024 Offering”) of Common Stock and warrants, including 9,230,769 series A common stock purchase warrants (“May 2024 Series A Warrants”) and 9,230,769 series B common stock purchase warrants (“May 2024 Series B Warrants”, and, with the May 2024 Series A Warrants, the “May 2024 Series Warrants”), with Craig-Hallum Capital Group LLC (“Craig-Hallum”) and Laidlaw & Company (UK) Ltd. (“Laidlaw”) as placement agents. As part of the May

2024 Offering, the Company entered into a Placement Agency Agreement, dated May 28, 2024, with Craig-Hallum and Laidlaw (the “May 2024 Placement Agency Agreement”).

If the May 2024 Series B Warrants are exercised by way of an alternative cashless exercise, such exercising holder will receive three times the number of shares of Common Stock they would receive in a cash exercise for each May 2024 Series B Warrant they exercise, without any cash payment to us. In addition, the May 2024 Series A Warrants and May 2024 Series B Warrants each include a provision that resets their exercise price in the event of a reverse split of our Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date we effect a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the applicable warrant.

In addition, subject to certain exemptions, the May 2024 Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants if we sell, enter into an agreement to sell, or grant any option to purchase, or sell, enter into an agreement to sell, or grant any right to reprice (excluding Exempt Issuances, as defined in the May 2024 Placement Agency Agreement), or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock, at an effective price per share less than the exercise price of the May 2024 Series A Warrants then in effect (the “Price Reset Mechanism”).

On October 30, 2024, the Company and certain holders of the May 2024 Series A Warrants entered into an amendment to such holders’ May 2024 Series A Warrants (the “Warrant Amendment”), pursuant to which the Price Reset Mechanism became subject to a floor equal to $0.20.

The Price Reset Mechanism of the May 2024 Series A Warrants, when triggered, would reduce the exercise price of the May 2024 Series A Warrants to the lower of the price per share of the Common Stock issued or (i) $0.20 with respect to the May 2024 Series A Warrants as amended by the Warrant Amendment or (ii) the lowest volume weighted average price (VWAP) during the five consecutive trading days immediately following such dilutive issuance or announcement thereof with respect to the remaining May 2024 Series A Warrants not amended by the Warrant Amendment. The number of shares issuable upon exercise after the Price Reset Mechanism has been triggered will be proportionately adjusted such that the aggregate exercise price will remain unchanged.

In connection with the October 2024 Offering (as described below), the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 9,230,769 to 91,890,698. The exercise price of the May 2024 Series A Warrants was adjusted from $1.99 per share to $0.20 per share with respect to the May 2024 Series A Warrants amended by the Warrant Amendment, and to $0.19 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment.

If any of the above provisions in the May 2024 Series Warrants are further utilized, our stockholders may suffer substantial dilution.

Stockholders may suffer substantial dilution if certain provisions in the October 2024 Series D Warrants are utilized.

On October 30, 2024, we entered into a securities purchase agreement (the “October 2024 Purchase Agreement”) with certain institutional investors (each, an “October 2024 Purchaser” and, collectively, the “October 2024 Purchasers”), pursuant to which the Company agreed to issue and sell, (i) in a registered direct public offering (the “October 2024 Registered Direct Offering”) of 19,247,498 shares of the Company’s Common Stock and pre-funded warrants (“October 2024 Pre-Funded Warrants”) to purchase up to 1,065,002 shares of Common Stock, and (ii) in a concurrent private placement (the “October 2024 Private Placement”, and together with the October 2024 Registered Direct Offering the “October 2024 Offering”), unregistered Series C Common Stock Purchase Warrants (“October 2024 Series C Warrants”) to purchase up to 20,312,500 shares of Common Stock and unregistered Series D Common Stock Purchase Warrants (“October 2024 Series D Warrants”, and together with the October 2024 Series C Warrants, the “October 2024 Series Warrants”) to purchase up to 20,312,500 shares of Common Stock. Craig-Hallum acted as placement agent in connection with the October 2024 Offering. The Company also agreed to issue to Craig-Hallum, or its respective designees, Placement Agent Warrants (“October 2024 Placement Agent Warrants”, and, with the October 2024 Series Warrants, the “October 2024 Private Placement Warrants”) to purchase up to 1,015,625 shares of Common Stock.

If the October 2024 Series D Warrants are exercised by way of an alternative cashless exercise, assuming receipt of Warrant Stockholder Approval (as defined below), such exercising holder will receive one share of Common Stock for each share of Common Stock they would receive in a cash exercise for each October 2024 Series D Warrant they exercise, without any cash payment to us.

In addition, the October 2024 Series D Warrants include a provision that resets their exercise price in the event of a reverse split of our Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date we effect a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the October 2024 Series D Warrants, subject to a floor of $0.0634.

If any of the above provisions in the October 2024 Series D Warrants are utilized, our stockholders may suffer substantial dilution.

The exercisability of the October 2024 Private Placement Warrants is contingent upon us obtaining Warrant Stockholder Approval. If we do not obtain such Warrant Stockholder Approval, the October 2024 Private Placement Warrants may never become exercisable.

The exercisability of the October 2024 Private Placement Warrants will be available only upon receipt of such stockholder approval (the “Warrant Stockholder Approval”) as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC. Each October 2024 Series C Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the first trading day (the “Stockholder Approval Date”) following the Company’s notice to warrantholders of Warrant Stockholder Approval, and will expire on the five-year anniversary of the Stockholder Approval Date. Each October 2024 Series D Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the Stockholder Approval Date, and will expire on the 18-month anniversary of the Stockholder Approval Date. Each October 2024 Placement Agent warrant has an exercise price of $0.32, will become exercisable upon the Stockholder Approval date and will expire on October 30, 2029.

While we intend to promptly seek Warrant Stockholder Approval for these mechanisms, there is no guarantee that it will ever be obtained. In the event that we cannot obtain Warrant Stockholder Approval, the October 2024 Private Placement Warrants may never become exercisable and may have no value.

We have agreed to hold a special meeting of shareholders (which may also be at the annual meeting of shareholders) at the earliest practicable date after the date hereof, but in no event later than ninety days after the closing of the offering, in order to obtain Warrant Stockholder Approval. There is no guarantee we will be able to hold a special meeting within this timeframe, or at all. If we do not obtain Warrant Stockholder Approval at the first meeting, we are obligated to call a meeting every ninety days thereafter to seek Warrant Stockholder Approval until the earlier of the date on which Stockholder Approval is obtained or the October 2024 Series Warrants are no longer outstanding.

We may be required to repurchase certain of our warrants.

Under certain of our warrants sold privately that have registration rights, in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our Common Stock), each warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the warrant for a purchase price in cash equal to the Black Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us.

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

The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) requires that the Company’s Common Stock maintain a closing bid price for 30 consecutive business days of $1.00 per share. On November 12, 2024, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that, because the closing bid price for its Common Stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. There is no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement. The Notice had no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Capital Market. The Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of Common Stock will continue to be listed and traded on

The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period, with a longer period potentially required by the staff of Nasdaq (the “Staff”). The Company intends to actively monitor the bid price for its Common Stock and will consider available options, including effecting a reverse stock split, to regain compliance with the Minimum Bid Price Requirement.

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

Pursuant to the October 2024 Purchase Agreement, the Company is required to effect a reverse stock split of its outstanding shares of Common Stock if, at any time after the Stockholder Approval Date, it is not in compliance with Nasdaq’s Bid Price Rule and has received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Reverse Stock Split”). The Company must effect the Reverse Stock Split within 30 days of the Stockholder Approval Date; provided that if within such 30 day period the Company regains compliance with the Minimum Bid Price Requirement, the Company shall have no obligation to effect the Reverse Stock Split. The Company intends to implement a reverse stock split of its outstanding securities to regain compliance with the Bid Price Rule and to comply with the provisions of the October 2024 Purchase Agreement.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 1CCYBERSECURITY

Applied DNA Sciences operates in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We conduct periodic risk assessments using various tools and methodologies to identify and manage the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests, and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

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

Our Chief Information Officer (“CIO”) conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third party providers. All employees and consultants are directed to report to senior management with any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.

ITEM 2.PROPERTIES.

Our corporate headquarters is located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. We entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date and has been extended through January 31, 2025. The lease requires monthly payments of $10,417. The Company also had a satellite testing facility in Ahmedabad, India, which occupied 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. As of June 30, 2024 the Company has ceased operations of its testing facility in India. The Company vacated the lease on August 31, 2024. The base rent was approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad were both considered short-term lease obligations.

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

Holders

As of December 13, 2024, we had 375 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Equiniti Trust Company, LLC, 90 Park Avenue, New York, NY 10016.

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

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA and RNA. Using PCR to enable the production and detection of DNA and RNA, we currently operate in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNA polymerase RNAP for use in the our Therapeutic DNA Production Services; (ii) the detection of DNA and RNA in our MDx Testing Services; and (iii) the manufacture and detection of DNA for our DNA Tagging and Security Products and Services.

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our CDMO for the manufacture of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapies.

We will continue to update our business strategy and monitor the use of our resources regarding our various business segments. The Company’s management is currently engaged in a strategic review of the Company’s business segments that may result in the closure or divestiture of the Company’s DNA Tagging and Security Products and Services and/or MDx Testing Services, as well as workforce reductions and potential management changes. To this end, on December 17, 2024, the Company announced it is exploring the potential divestiture of its DNA Tagging and Security Products and Services business segment. No assurance can be given that a divestiture will be completed. Further, the definitive terms and structure of any possible closure or divestiture have not been determined or approved by the Company’s Board of Directors. Although the purpose of any closure or divestiture would be to reduce the Company’s expenses and effectuate cost savings, it is possible that there may be related restructuring costs. We expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy.

Industry Background and Markets

Therapeutic DNA Production Services

Through LRx, our 98% owned subsidiary we are developing and commercializing our LineaDNA and Linea IVT platforms for the manufacture of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapeutics.

LineaDNA Platform

Our LineaDNA platform is our core enabling technology, and enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in the manufacturing of a broad range of nucleic acid-based therapeutics. The LineaDNA platform enzymatically produces a linear form of DNA we call “LineaDNA” that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

As of the third quarter of calendar year 2024, there were 4,099 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2024 Quarterly Report ). Due to what we believe are the LineaDNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the LineaDNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies although no assurance can be given that we will be successful in exploiting this market opportunity.

We believe our LineaDNA platform holds several important advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living bacterial cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity, costs and regulatory burdens. Unlike plasmid-based DNA manufacturing, the LineaDNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The LineaDNA platform is simple and can rapidly produce very large quantities of DNA utilizing a cell-free process without the need for complex purification steps.

We believe the key advantages of the LineaDNA platform include:

●	Speed – Production of LineaDNA can be measured in terms of hours, or days, as opposed to in terms of weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – LineaDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal physical footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences and contaminates such as the plasmid backbone, antibiotic resistance genes and host bacterial DNA, as well as endotoxin, which all inherent to plasmid DNA, are not present in LineaDNA. Simplicity – The production of LineaDNA is streamlined relative to plasmid-based DNA production. LineaDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the LineaDNA platform can be easily chemically modified to suit specific customer applications. In addition, the LineaDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include ITRs and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and mRNA therapies, respectively.

Preclinical studies conducted by the Company have shown that LineaDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	DNA vaccines;
●	DNA templates to produce various types of RNA, including non-replicating and self-amplifying mRNA therapeutics;
●	CAR-T manufacturing, and
●	HDR mediated gene editing.

Further, we believe that LineaDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	CRISPR-mediated gene therapy; and
●	non-viral gene therapy.

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called IVT that requires DNA as a starting material. As of the third quarter of calendar 2024, there were over 450 mRNA therapies under development, with the majority of these therapies (67%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2024 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of DNA critical starting materials and RNAP to produce mRNA therapies.

In August 2022, the Company launched DNA IVT templates manufactured via its LineaDNA platform that have resulted in evaluations of the Company’s IVT templates by numerous therapeutic developers and CDMOs in the United States, Europe and the Asia-Pacific. In addition, the Company’s IVT templates are currently under late-stage evaluations by two therapeutic developers and one CDMO for use as DNA templates to produce mRNA intended for clinical use in calendar year 2025. However there can be no assurance that related contracts will be entered into. In response to this demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the LineaDNA platform, the Company acquired Spindle in July 2023 to potentially increase its mRNA-related TAM to include the manufacture and sale of RNAP for use in conjunction with our LineaDNA IVT templates.

Through our acquisition of Spindle, we launched our Linea IVT platform in July 2023, which combines Spindle’s proprietary high-performance RNAP, now marketed by the Company as Linea RNAP, with our enzymatically produced LineaDNA IVT templates. We believe the Linea IVT platform enables our customers to make better mRNA, faster. Based on data generated by the Company and its collaborators, we believe the integrated Linea IVT platform offers the following advantages over conventional mRNA production to therapy developers and manufacturers:

●	The prevention or reduction of dsRNA contamination resulting in higher target mRNA yields with the potential to reduce downstream processing steps. dsRNA is a problematic immunogenic byproduct produced during conventional mRNA manufacture;
●	delivery of IVT templates in as little as 14 days for milligram scale and 30 days for gram scale;
●	reduced mRNA manufacturing complexities; and
●	potentially enabling mRNA manufactures to produce mRNA drug substance in less than 45 days.

According to the Company’s internal modeling, the ability to sell both LineaDNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3-5x as compared to selling LineaDNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company under an ISO 13485 quality system by Alphazyme, LLC a third-party CDMO located in the United States, which the Company believes is sufficient for early-stage clinical use of the enzyme. In conjunction with Alphazyme, the Company recently completed manufacturing process development work on its Linea RNAP to increase the production scale of the enzyme and reduce unit costs.

Manufacturing Scale-up

The Company plans to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Planned availability in January 2025 (GMP Site 1)
GMP	DNA biologic, drug substance and/or drug product	Planned availability first half of CY 2026 (1) (GMP Site 2)

(1) Dependent on the availability of future financing.

We are currently manufacturing LineaDNA pursuant to GLP and, are in the final stages of creating GMP Site 1, a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing LineaDNA IVT templates under GMP suitable for use as a critical starting material for clinical and commercial mRNA therapeutics, with an anticipated completion date in January 2025. We also plan to offer additional capacity for LineaDNA IVT templates as well as capacity for LineaDNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at GMP Site 2, with availability expected during the first half of calendar year 2026, dependent upon the availability of future funding and customer demand. GMP is a quality standard used globally and by the FDA to ensure pharmaceutical quality. Drug substances are the pharmaceutically active components of drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via our planned near term future availability of LineaDNA IVT templates manufactured under GMP at our GMP Site 1, while at the same time laying the basis for additional clinical and commercial applications of LineaDNA with our future planned availability of LineaDNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at planned GMP Site 2. Planned GMP Site 2 may also be used for additional LineaDNA IVT template manufacturing if customer demand exceeds the capacity of GMP Site 1. In addition, we believe GMP Site 1 is capable of manufacturing LineaDNA for use as, or incorporation, into a biologic, drug substance, and/or drug product manufacturing via facility upgrades to its existing footprint.

Our current plan is: (i) through our Linea IVT platform and planned near term future GMP manufacturing capabilities for IVT templates at GMP Site 1 to secure commercial-scale supply contracts with clinical and commercial mRNA and/or sa- RNA manufacturers for LineaDNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future LineaDNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at our planned GMP Site 2, and/or our upgrade to GMP Site 1, to convert existing and new LineaDNA customers into large-scale supply contracts to supply LineaDNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. In addition, the Company plans to utilize its planned DNA manufacturing capabilities in GMP Site 1 and/or GMP Site 2 to convert new and existing LineaDNA IVT template customers to LineaIVT platform customers to increase the Company’s mRNA-related TAM.

Until we complete our GMP Site 1 to produce DNA critical starting materials (DNA IVT templates) for mRNA manufacturing, we will not be able to realize significant revenues from this business. We estimate the remaining CAPEX costs to creating GMP Site 1 will be less than $0.30 million. If we were to expand our facilities to enable GMP production of LineaDNA for use as, or incorporation, into a biologic, drug substance and/or drug product as planned for GMP Site 2, the additional CAPEX may be up to approximately $10 million which would require additional funding. We anticipate upgrades to GMP Site 1 to enable the manufacture of LineaDNA for use as, or incorporation, into a biologic, drug substance and/or drug product manufacture to be less than $1 million. We are currently building GMP Site 1 within our existing laboratory space. We anticipate that a GMP Site 2 would require us to acquire additional space.

MDx Testing Services

Through ADCL, our clinical laboratory subsidiary, we leverage our expertise in DNA and RNA detection via PCR to provide and develop MDx Testing Services. ADCL is a NYSDOH CLIA-certified laboratory which is currently permitted for virology and genetics (molecular). In providing MDx Testing Services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully internally validated our PGx Testing Services. Our PGx Testing Services utilizes a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide the patient’s healthcare provider in making individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies.

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

On September 11, 2024, we announced that ADCL launched an expansion of its clinical testing services for the detection of Mpox (formerly monkeypox) to include testing for both Mpox Clade I and Clade II. The launch of the expanded Mpox testing service comes after ADCL’s interaction with relevant regulatory bodies, including the NYSDOH and the FDA. The Company believes that ADCL will be able to support New York and other states’ response to the threat of Mpox. ADCL’s Linea Mpox Virus 1.0 Assay was previously approved as a laboratory-developed test for the detection of Mpox Clade II by NYSDOH in September 2022. In August 2024, ADCL conducted additional validation testing showing the Assay can also detect the genetic sequence of Mpox Clade I, which is the subject of the WHO;s August 14, 2024 declaration of a public health emergency of international concern. ADCL will provide the testing service from its CLEP/CLIA molecular diagnostics laboratory in Stony Brook, N.Y. Currently, Mpox instances in the United States are very low and the future path of Mpox is currently unknown. Accordingly, there can be no assurance that we will be able to generate revenue and profits from Mpox testing.

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our LineaDNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s LineaDNA platform, provide a methodology to authenticate goods within large and complex supply chains with a focus on cotton, and other products.
●	SigNify® portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field.
●	fiberTyping® and other product genotyping services use PCR-based DNA detection to determine a cotton species or cultivar, via a product’s naturally occurring DNA sequence for the purposes of product provenance authentication.
●	Isotopic analysis testing services, provided in partnership with third-party labs, use cotton’s carbon, hydrogen and oxygen elements to indicate origin of its fiber through finished goods.

To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton.

The UFLPA signed into law on December 23, 2021 establishes that any goods mined, produced, or manufactured wholly or in part in the XUAR of the People’s Republic of China are not entitled to entry to the United States. On June 17, 2022, the UFLPA additionally listed DNA tagging and isotopic analysis as evidence that importers may use to potentially prove that a good did not originate in XUAR. In July of 2024, the Company announced a multi-year commercialization agreement for its CertainT platform with Indus Group, a multinational apparel/textile manufacturing and sourcing company.

Our current business plan is to leverage consumer and governmental awareness for product traceability to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotto, though this business plan could change based on the outcome of the Company’s strategic review of its business segments.

On December 17, 2024, the Company announced it is exploring the potential divestiture of its DNA Tagging and Security Products and Services business segment. No assurance can be given that a divestiture will be completed.

General

Historically, a substantial portion of our revenues has been generated from our safeCircle COVID-19 testing solutions, for which testing demand has significantly dropped. While we continue to support several safeCircle customers, we are currently observing a marked decrease in market demand for COVID-19 testing, resulting in significantly reduced revenues. We expect future demand for COVID-19 testing to continue to be reduced. We expect future growth in revenues to be derived from our Therapeutic DNA Production Services and our MDx testing services, as the latter transitions to a focus on genetic testing. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. We will continue to update our business strategy and monitor the use of our resources regarding our various business markets. In addition, we expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy, which may result in the divestiture or closure of the Company’s MDx Testing Services and/or DNA Tagging and Security Products and Services segments, as well as workforce reductions and potential management changes.

Comparison of the Fiscal Year Ended September 30, 2024 to the Fiscal Year Ended September 30, 2023

Revenues

Product revenues

For the fiscal year ended September 30, 2024 and 2023, we generated $1,074,813 and $1,218,185 in revenues from product sales, respectively. Product revenue decreased by $143,372 or 12% for the fiscal year ended September 30, 2024 as compared to the prior fiscal year. The decrease in product revenues was primarily due to a decrease within our DNA Tagging and Security Products and Services segment due to a decline in revenue from our consumer asset marking and textile customers of approximately $113,000 and $75,000, respectively. These decreases were offset by an increase in shipments of approximately $49,000 to a nutraceutical customer.

Service revenues

For the fiscal year ended September 30, 2024 and 2023, we generated $1,038,677 and $996,866 in service revenues, respectively. Service revenue increased by $41,811 or 4% for the fiscal year ended September 30, 2024 as compared to the prior fiscal year. The increase in service revenues is primarily related to a $213,000 increase within our DNA Tagging and Security Products and Services segment due to an increase in our textile isotopic testing services. This increase was offset by a $171,000 decrease within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Clinical laboratory service revenues

For the fiscal year ended September 30, 2024 and 2023, we generated $1,317,930 and $11,152,392 in revenues from clinical laboratory testing services, respectively. Clinical laboratory service revenue decreased by $9,834,462 or 88% for the fiscal year ended September 30, 2024 as compared to the prior fiscal year. The decrease in revenue is primarily due to a decrease from COVID-19 testing services. The fiscal year ended September 30, 2023 included testing revenues under our contract with CUNY, which terminated during June 2023.

Costs and Expenses

Gross Profit

Gross profit for fiscal year ended September 30, 2024 decreased by $4,516,553 or 82% from $5,533,432 for the fiscal year ended September 30, 2023 to $1,016,879 for the fiscal year ended September 30,2024. The gross profit percentage was 30% and 41% for the fiscal years ended September 30, 2024 and 2023, respectively. The decrease in gross profit percentage was primarily the result of a decline in gross profit percentage for our MDx Testing Services segment specifically related to significantly decreased testing volumes year over year.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended September 30, 2024 decreased by $1,303,750 or 10% to $11,447,894 from $12,751,644 in the fiscal year ended September 30, 2023. The decrease is attributable to a decrease in payroll of approximately $1,527,000 primarily related to officer bonuses paid and accrued during fiscal 2023 as compared to no bonuses paid during fiscal 2024 and the bonus accrual was reversed. The remainder of the decrease is attributable to a decrease in stock-based compensation expense of approximately $462,000 relating to the timing of the annual grants of options to non-employee members of the board of directors and restricted stock units issued to officers. These decreases were offset by an increase in professional fees pertaining to an increase in legal and accounting expenses of $700,000 relating to the Spindle acquisition and legal and accounting fees pertaining to regulatory compliance.

Research and Development

Research and development expenses for the fiscal year ended September 30, 2024 decreased by $141,328 or 4% to $3,593,750 from $3,735,078 in the fiscal year ended September 30, 2023. This decrease is primarily due to a decrease in depreciation expense of $524,000 for laboratory equipment becoming fully depreciated year over year, offset by an increase of $217,000 for consultants being utilized to further develop the technology acquired from the Spindle acquisition and $156,000 of research and development costs related to our continued development projects within our Therapeutic DNA production segment during the fiscal year ended September 30, 2024.

Interest income

Interest income for the fiscal year ended September 30, 2024, increased to $176,301 from $75,332 in the same period of 2023. This increase relates to higher average cash balances in our interest-bearing accounts, coupled with increased interest rates.

Other (expense) income, net

Other (expense) income, net for the fiscal year ended September 30, 2024 and 2023, was expense of $8,877 and income of $642, respectively.

Transaction cost allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the fiscal year ended September 30, 2024 was $633,198. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of the warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the fiscal year ended September 30, 2024 and 2023 of $9,430,000 and $854,400, respectively, relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price, as well as certain warrants expiring during September 2023.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications

Unrealized loss on change in fair value of warrants classified as a liability-warrant modifications of $394,000 for the fiscal year ended September 30, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the fiscal year ended September 30, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Net Loss

Net loss decreased $2,934,610, or 29% to $7,088,306 for the fiscal year ended September 30, 2024 compared to $10,022,916 for the fiscal year ended September 30, 2023, due to the factors noted above.

Recently Issued Accounting Pronouncements

See Note C, “Recent Accounting Standards,” to the accompanying consolidated financial statements for a description of accounting standards which may impact our consolidated financial statements in future reporting periods.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2024, we had working capital of $5,649,546. For the fiscal year ended September 30, 2024, we used cash in operating activities of

$13,711,397 consisting primarily of our net loss of $7,088,306 net with non-cash adjustments of $696,425 in depreciation and amortization charges, $572,293 in stock-based compensation expense, $9,430,000 in unrealized gain on change in fair value of warrants classified as a liability, $1,633,767 in loss on issuance of warrants, $394,000 in unrealized loss on change in fair value of warrants classified as liability-warrant modification, $633,198 in transaction costs allocated to warrant liabilities, and $17,125 for shares issued related to Spindle earnout. Additionally, we had a net increase in operating assets of $641,805 and a net decrease in operating liabilities of $498,094. Cash used in investing activities of $407,904 was primarily for cash paid for property, plant and equipment.

The Company has recurring net losses, which have resulted in an accumulated deficit of $309,672,755 as of September 30, 2024. The Company incurred a net loss of $7,088,306 for the fiscal year ended September 30, 2024.These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note M to our consolidated financial statements, on October 31, 2024, we closed on a registered direct offering and received net proceeds, after deducting placement agent fees and other estimated offering expenses payable by us, of approximately $5.8 million. As a result of this offering, our consolidated cash balance as of November 30, 2024 was approximately $10.1 million.

We expect CAPEX to be less than $1,500,000 in fiscal 2025. Our primary investments are expected to be in our Therapeutic DNA Production segment’s research and development activities. We estimate the cost of creating the critical starting materials fit-for-purpose manufacturing facility will be approximately $1.5 million. If we were to expand the facility to enable GMP production of LineaDNA for use as or, or incorporation into, a biologic, drug substance and/or drug product, the cost may be up to approximately $10 million which would require additional funding. We anticipate that the fit-for-purpose manufacturing facility would be created within our existing laboratory space. We anticipate that a facility to enable GMP production of biologic, drug substances and/or drug products would require us to acquire additional space.

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

Warrant Liabilities

The Company evaluates its warrants issued the “Warrants) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, the Common Warrants, Series A Warrants and Private Common Warrants were recorded as a liability on the consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

Nasdaq Delisting Notice

On November 12, 2024, we received Notice from Nasdaq notifying us that we are not in compliance with the Minimum Bid Price Requirement. Based on the closing bid price of the Company’s Common Stock for the thirty-one (31) consecutive business days from September 27, 2024 to November 11, 2024, we no longer meet the Minimum Bid Price Requirement.

The Notice does not impact our listing on The Nasdaq Capital Market at this time. The Notice states that the Company has 180 calendar days, or until May 12, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the bid price of the Company’s Common Stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days, with a longer period potentially required by the Staff. If the Company does not regain compliance with the Minimum Bid Price Requirement by May 12, 2025, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, no later than ten (10) business days prior to May 12, 2025.

However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

As previously reported on its current report on Form 8-K on October 31, 2024, the Company closed on such date the October 2024 Offering. Pursuant to the October 2024 Purchase Agreement entered into in connection with the October 2024, the Company is required to effect the Reverse Stock Split if, at any time after the Stockholder Approval Date, it is not in compliance with the Minimum Bid Price Requirement and has received a deficiency letter from Nasdaq. The Company must effect the Reverse Stock Split within 30 days of the Stockholder Approval Date; provided that if within such 30 day period the Company regains compliance with the Bid Price Rule, the Company shall have no obligation to effect the Reverse Stock Split. The Company intends to implement a reverse stock split of its outstanding securities to regain compliance with the Bid Price Rule and to comply with the provisions of the October Purchase Agreement, unless the Company otherwise regains compliance with the Bid Price Rule within 30 days of the Stockholder Approval Date.

Recent Debt and Equity Financing Transactions

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, we closed the October 2024 Offering in which, pursuant to the October 2024 Securities Purchase Agreement dated October 31, 2024, by and between the Company and the October 2024 Purchasers, the Company issued and sold 19,247,498 shares of the Company’s Common Stock, and October 2024 Pre-Funded Warrants (“October 2024 Pre-Funded Warrants”) to purchase up to 1,065,002 shares of Common Stock, and

(ii) in the October 2024 Private Placement, October 2024 Series C Warrants to purchase up to 20,312,500 shares of Common Stock and October 2024 Series D Warrants to purchase up to 20,312,500 shares of Common Stock. The purchase price for each share of Common Stock and accompanying October 2024 Series C Warrant and October 2024 Series D Warrant was $0.32 and the purchase price for each October 2024 Pre-Funded Warrant and accompanying October 2024 Series C Warrant and October 2024 Series D Warrant was $0.3199. Craig-Hallum acted as placement agent in connection with the October 2024 Offering.

The Company received gross proceeds from the October 2024 Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $6.5 million.

Pursuant to that certain engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay the Placement Agent a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October 2024 Offering from sales arranged for by Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of Craig-Hallum in connection with the October 2024 Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to Craig-Hallum, or its respective designees, October 2024 Placement Agent Warrants to purchase up to 1,015,625 shares of Common Stock (which equals 5.0% of the number of shares of Common Stock and October 2024 Pre-Funded Warrants offered) with an exercise price per share of $0.32. The October 2024 Placement Agent Warrants are exercisable upon the Stockholder Approval Date and will expire on October 30, 2029.

The October 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such October 2024 Pre-Funded Warrants are exercised in full. Each share of Common Stock is being sold at an offering price of $0.32 and each Pre-Funded Warrant is being sold at an offering price of $0.3199 (equal to the purchase price per share of Common Stock minus the exercise price of the Pre-Funded Warrant).

The exercisability of the October 2024 Private Placement Warrants will be available only upon receipt of Warrant Stockholder Approval. Each October 2024 Series C Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the Stockholder Approval Date, and will expire on the five-year anniversary of the Stockholder Approval Date. Each October 2024 Series D Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the Stockholder Approval Date, and will expire on the 18-month anniversary of the Stockholder Approval Date. Each October 2024 Placement Agent Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the Stockholder Approval Date and will expire on October 30, 2029.

The Company has agreed to hold a special meeting of stockholders to obtain the Warrant Stockholder Approval no later than 90 days after the closing of the Offering (the “Special Meeting”). If the Company does not obtain Warrant Stockholder Approval at the first meeting, the Company is obligated to call a meeting every ninety days thereafter to seek Warrant Stockholder Approval until the earlier of the date on which Warrant Stockholder Approval is obtained or the October 2024 Series Warrants are no longer outstanding. The Company agreed to file a preliminary proxy statement with respect to obtaining Warrant Stockholder Approval at the Special Meeting within 20 days following the closing date of the October Purchase Agreement, and such preliminary proxy statement was filed on November 14, 2024.

Under the alternate cashless exercise option of the October 2024 Series D Warrants, the holder of an October 2024 Series D Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the October 2024 Series D Warrant and (y) 1.0. In addition, the October 2024 Series D Warrants will include a provision that resets their exercise price in the event of a reverse split of our Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date we effect a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the October 2024 Series D Warrants, subject to a floor of $0.0634.

The October 2024 Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the October 2024 Private Placement Warrants are not registered under the Securities Act. The October 2024 Private Placement Warrants were issued, and the shares of Common Stock issuable upon exercise thereof will be issued, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

Pursuant to the October 2024 Purchase Agreement, within 20 calendar days from the date of the October 2024 Purchase Agreement, the Company agreed to file a registration statement on Form S-1 providing for the resale by the October 2024 Purchasers of the shares of Common Stock issuable upon exercise of the October 2024 Private Placement Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 50 calendar days following the closing date of the October 2024 Purchase Agreement (or 90 calendar days following the closing date of the October 2024 Purchase Agreement in the event that the SEC requires the Company to include its audited year-end financial statements for the fiscal year ended September 30, 2024 in such registration statement) and to keep such registration statement effective at all times until no Purchaser owns any Series Warrants or shares of Common Stock issuable upon exercise thereof. The Company filed the registration statement with the SEC on November 19, 2024.

In the event of any fundamental transaction, as described in the October 2024 Private Placement Warrants and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the shares of Common Stock, or the acquisition of greater than 50% of the Company’s then outstanding shares of Common Stock by a person or persons, subject to certain exceptions, then upon any subsequent exercise of an October 2024 Private Placement Warrant, the holder will have the right to receive as alternative consideration, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of Common Stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of Common Stock for which the October 2024 Private Placement Warrant is exercisable immediately prior to such event. Notwithstanding the foregoing, in the event of a fundamental transaction, the holders of the October 2024 Private Placement Warrants have the right to require the Company or a successor entity to purchase the October 2024 Private Placement Warrants for cash in the amount of the Black Scholes Value (as defined in the October 2024 Series Warrants) of the unexercised portion of the October 2024 Private Placement Warrants concurrently with or within 30 days following the consummation of a fundamental transaction. However, in the event of a fundamental transaction which is not in the Company’s control or in which the consideration payable consists of equity securities of a successor entity that is quoted or listed on a nationally recognized securities exchange, the holders of the October 2024 Private Placement Warrants will only be entitled to receive from the Company or its successor entity, as of the date of consummation of such fundamental transaction the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the October 2024 Private Placement Warrants that is being offered and paid to the holders of Common Stock in connection with the fundamental transaction, whether that consideration is in the form of cash, stock or any combination of cash and stock, or whether the holders of Common Stock are given the choice to receive alternative forms of consideration in connection with the fundamental transaction.

Amendment to Series A Warrants

As previously disclosed on our current report on Form 8-K filed on May 29, 2024 we closed on such date the May 2024 Offering of Common Stock and warrants, including 9,230,769 May 2024 Series A Warrants and 9,230,769 May 2024 Series B Warrants, with Craig-Hallum and Laidlaw acting as placement agents. As part of the May 2024 Offering, the Company entered into the May 2024 Placement Agency Agreement, dated May 28, 2024, with Craig-Hallum and Laidlaw.

Subject to certain exceptions, the Price Reset Mechanism in the May 2024 Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants.

On October 30, 2024, the Company and certain holders of the May 2024 Series A Warrants entered into the Warrant Amendment, pursuant to which the Price Reset Mechanism became subject to a floor equal to $0.20.

In connection with the October 2024 Offering, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 9,230,769 to 91,890,698. The exercise price of the May 2024 Series A Warrants was adjusted from $1.99 per share to $0.20 per share with respect to the May 2024 Series A Warrants amended by the Warrant Amendment, and to $0.19 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment.

Waiver of Standstill in Placement Agency Agreement

As disclosed above, the Company closed the May 2024 Offering of Common Stock and warrants, including the May 2024 Series Warrants, with Craig-Hallum and Laidlaw as placement agents. As part of the May 2024 Offering, the Company entered into the May 2024 Placement Agency Agreement. The May 2024 Placement Agency Agreement contains a negative covenant which restricts the Company’s ability to enter into certain equity sales of its securities for a period of time after the closing of the May 2024 Offering without the prior consent of Craig-Hallum (the “Negative Covenant”).

On October 29, 2024, in connection with entering into the October 2024 Offering, the Company and Craig-Hallum entered into a waiver of the Negative Covenant, which permitted the Company to proceed with the October 2024 Offering.

Fiscal 2024

Registered Direct Offering

On February 2, 2024, the Company closed on a registered direct public offering (the “RDO”) of 161,403 shares of the Company’s Common Stock and pre-funded warrants (“RDO Pre-Funded Warrants”) to purchase up to 120,800 shares of Common Stock, and in a concurrent private placement, unregistered common warrants (“Private Common Warrants”) to purchase up to 564,407 shares of Common Stock. In connection with the RDO, the Company entered into securities purchase agreements (the “RDO Purchase Agreements”) with certain institutional investors (each, an “RDO Purchaser” and, collectively, the “RDO Purchasers”). The Company received net proceeds from the RDO, after deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2.8 million.

The RDO Pre-Funded Warrants had an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such RDO Pre-Funded Warrants are exercised in full. Each share was sold at an offering price of $12.18 and each RDO Pre-Funded Warrant was sold at an offering price of $12.18 (equal to the purchase price per share of Common Stock minus the exercise price of the RDO Pre-Funded Warrant). Pursuant to the RDO Purchase Agreements, the Company also agreed to issue to the RDO Purchasers, in a concurrent private placement, the Private Common Warrants. Each Private Common Warrant has an exercise price of $12.18 per share, and became exercisable following shareholder approval obtained on April 15, 2024 and will expire on April 15, 2029. During the three-month period ended June 30, 2024, all of the 120,800 RDO Pre-Funded Warrants were exercised.

The Private Common Warrants and the shares of Common Stock issuable upon the exercise of the Private Common Warrants are not registered under the Securities Act. The Private Common Warrants and the shares of Common Stock issuable upon exercise thereof were issued or will be issued, respectively, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering. Pursuant to the RDO Purchase Agreements, within 45 calendar days from the date of the RDO Purchase Agreements, the Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the RDO Purchasers of the shares issuable upon exercise of the Private Common Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 90 days following the closing date of the RDO Purchase Agreements and to keep such registration statement effective at all times until no RDO Purchaser owns any Private Common Warrants or shares of Common Stock issuable upon exercise thereof. The Company filed the registration statement on March 12, 2024, and the registration statement was declared effective on March 20, 2024.

In connection with the RDO and the RDO Purchase Agreements, the Company agreed to reduce the exercise price of warrants previously issued to the RDO Purchasers with exercise prices ranging from $25.80 to $80.00 per warrant to $12.18 per warrant. The Company also agreed to extend the expiration dates for such warrants to August 2028. In addition, 2,904 outstanding common stock warrants held by other investors who did not participate in the RDO had their exercise price reduced to $12.18 per warrant share and had their warrant expiration dates extended to August 2028. The foregoing reductions of the exercise price and extension of expiration dates of such warrants were approved by shareholders on April 15, 2024. The incremental change in fair value as a result of the modification for the warrants that are recorded as a liability was $1,633,767 and is recorded as a unrealized loss on the change in fair value of warrants classified as a liability in the condensed consolidated statement of operations for the nine-month period ended June 30, 2024. The incremental change in fair value as a result of the modification for the warrants that are recorded to equity was $155,330 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the nine-month period ended June 30, 2024.

April 2024 Special Meeting & Reverse Stock Split

On April 15, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”) pursuant to which its stockholders approved the following: (i) in accordance with Nasdaq Listing Rule 5635(d), the issuance to certain holders of common stock purchase warrants in connection with a private placement; (ii) in accordance with Nasdaq Listing Rule 5635(d), the repricing of certain of our common stock purchase warrants; (iii) a grant of discretionary authority to the Board of Directors giving them the authority to amend the Company’s certificate of incorporation, as amended, to effect a reverse stock split of Common Stock, at a ratio in the range from one-for-five to one-for-fifty, with such specific ratio to be determined by the Company’s Board of Directors following the Special Meeting (the “Reverse Split Proposal”) in order to regain compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in the Nasdaq Listing Rule 5550(a)(2) ; and (iv) an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of Common Stock reserved for issuance by 200,000 shares.

The reverse stock split was effected at 12:01 a.m. Eastern Time on Thursday, April 25, 2024 and combined each twenty shares of our outstanding Common Stock into one share of Common Stock, without any change in the par value per share. Moreover, the reverse stock split correspondingly adjusted, (i) the per share exercise price and the number of shares issuable upon the exercise of all outstanding options, and (ii) the number of shares underlying any of our outstanding warrants by adjusting the conversion ratio for each instrument and increasing the applicable exercise price or conversion price in accordance with the terms of each instrument and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

Public Offering

On May 28, 2024, the Company entered into the May 2024 Placement Agency Agreement with Craig-Hallum and Laidlaw pursuant to which they agreed to serve as the co-placement agents, on a “reasonable best efforts” basis, in connection with the issuance and sale of 9,230,769 units (the “Units”), with each Unit consisting of either (A) one share of the Company’s Common Stock, and one May 2024 Series A Warrant to purchase one share of Common Stock and one May 2024 Series B Warrant to purchase on share of Common Stock, or (B) one pre-funded warrant (each, a “May 2024 Pre-Funded Warrant”) to purchase one share of Common Stock and one May 2024 Series A Warrant and one May 2024 Series B Warrant. In connection with the May 2024 Offering, the Company also issued placement agent warrants (“May 2024 Placement Agent Warrants”) to purchase up to 461,538 shares of Common Stock. The May 2024 Offering closed on May 29, 2024. The purchase price of each Unit was $1.30, except for Units which include May 2024 Pre-Funded Warrants, which had a purchase price of $1.2999. The Units had no stand-alone rights and will not be certificated or issued as stand-alone securities.

The Company received net proceeds from the May 2024 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $10.5 million.

The exercisability of the May 2024 Series Warrants was available only upon receipt of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “May 2024 Warrant Stockholder Approval”). Each May 2024 Series A Warrant would become exercisable beginning on the date of the May 2024 Warrant Stockholder Approval at an exercise price of $1.99 per share of Common Stock, and will expire five years from the date of the May 2024 Warrant Stockholder Approval. Each May 2024 Series B Warrant would become exercisable beginning on the date of the May 2024 Warrant Stockholder Approval at an exercise price of $1.99 per share of Common Stock, and will expire one year from the date of the May 2024 Warrant Stockholder Approval. The Company obtained May 2024 Warrant Stockholder Approval at its annual shareholder’s meeting which was held on September 30, 2024.

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

Subject to certain exceptions, the Price Reset Mechanism in the May 2024 Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants. In connection with the October 2024 Offering detailed above, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 9,230,769 to 91,890,698. The exercise price of the May 2024 Series A Warrants was adjusted from $1.99 per share to $0.20 per share with respect to the May 2024 Series A Warrants amended by the Warrant Amendment, and to $0.19 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment.

The Common Stock and May 2024 Pre-Funded Warrants were only sold with the accompanying May 2024 Series A Warrants and May 2024 Series B Warrants that are part of a Unit, but the components of the Units were immediately separable and were issued separately in this Offering. During the three-month period ended June 30, 2024, all of the May 2024 Pre-Funded Warrants were exercised.

Product Research and Development

We anticipate spending approximately $2,000,000 for product research and development activities during the next twelve months. We plan to focus these activities on the further development and commercialization of our Therapeutic DNA Production services, including without limitation, research and development activities relating to our LineaDNA and Linea IVT platforms.

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters entered into during January, 2023, in lieu of a security deposit, we provided a standby letter of credit of $750,000. The letter of credit is effective through January 2026.

Inflation

The effect of inflation on our revenue and operating results was not significant during the fiscal years ended September 30, 2024 and 2023.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-32 following the Exhibit Index.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, along with the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2024. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2024. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

The ages of the directors and executive officers are shown as of December 13, 2024.

Name	Ages	Position
James A. Hayward	71	Chief Executive Officer and Chairman of the Board of Directors

Robert B. Catell	87	Director

Joseph D. Ceccoli	61	Director

Sanford R. Simon	82	Director

Yacov A. Shamash	74	Director

Elizabeth M. Schmalz Shaheen	73	Director

Beth Jantzen	48	Chief Financial Officer

Judith Murrah	66	President, Chief Operating Officer, Chief Information Officer and Secretary

Clay Shorrock	41	Chief Legal Officer, Executive Director of Business Development and President of LRx

Set forth below is biographical information with respect to the aforementioned individuals.

James A. Hayward, Ph.D., Sc.D.

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006, a director on the Board of Directors since September 28, 2005 and the Chairman of the Board of Directors since June 12, 2007. He was previously our acting Chief Executive Officer from October 5, 2005 until March 17, 2006 and our President from June 12, 2007 until December 13, 2024. He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013. Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook (“Stony Brook”) in 1983 and an honorary Doctor of Science from the same institution in 2000. His experience with public companies began with the co-founding of one of England’s first biotechnology companies — Biocompatibles, Ltd. Following this, Dr. Hayward was at the Estee Lauder companies for five years, eventually becoming Head of Product Development. In 1990, he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years. During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human protein products that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004. He is the winner of the first Helix Award from BIO and has been twice elected Entrepreneur of the Year by Inc. Magazine and the Long Island Technology Hall of Fame. He has served on the Boards of The Stony Brook Foundation, the NYS Research Foundation, and the NYS Regents Advisory Board. Dr. Hayward also serves on the advisory board of the Manufacturing and Technology Resource Consortium of Stony Brook University, and on the boards of Softheon Corporation, NeoMatrix Formulations, Inc. and the TNPO2 Foundation.

Dr. Hayward’s experience and senior leadership positions in companies in the biotechnology, pharmaceutical and consumer-product industries, and specifically his qualifications and skills in the areas of general operations, financial operations and administration, as well as his role as the Company’s Chief Executive Officer, led the Board of Directors to conclude that Dr. Hayward should serve as a director of the Company.

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

Judith Murrah

Ms. Judith Murrah has been our President since December 13, 2024, our Chief Operating Officer since January 19, 2021, our Chief Information Officer since June 1, 2013, and our Secretary since December 22, 2017. Ms. Murrah is responsible for our operations functions including production, quality, information technology and security, marketing, development of key customer and partner relationships, and field operations. Ms. Murrah was previously the Senior Director of Information Technology at Motorola Solutions, which had acquired her former firm, Symbol Technologies. Her role at Motorola Solutions included overseeing the global IT program management office, financial and supplier operations and quality assurance. At Symbol Technologies, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT. Ms. Murrah holds an MBA from Harvard Business School, and a B.S. in Industrial Engineering from the University of Rhode Island. She is an inventor on

14 U.S. patents. Ms. Murrah is active in Long Island’s business and academic community. She has co-founded and volunteers with non-profits engaging students in science, technology, engineering, and math disciplines. She serves on the boards of the Middle Country (N.Y.) Library Foundation, the Tesla Science Center at Wardenclyffe, and Stony Brook University’s Center for Corporate Education. Ms. Murrah was named to the Top 50 Women of Long Island Hall of Fame in 2023 and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology.

Clay Shorrock

Mr. Shorrock has been our Chief Legal Officer and Executive Director of Business Development since April 2021, and has served as the President of LRx since December 13, 2024. Mr. Shorrock leads Applied DNA’s legal, regulatory, risk mitigation, intellectual property, and business development functions. Mr. Shorrock previously served as general and intellectual property counsel to Applied DNA from November 2016 through April 2019. Prior to rejoining the Company in April 2021, Mr. Shorrock was a member of the intellectual property groups of Florida-based Lowndes, Drosdick, Doster, Kantor & Reed, P.A. and Allen, Dyer, Doppelt & Gilchrist, P.A. Earlier in his career Mr. Shorrock was an associate at several New Jersey-based law firms where he focused on intellectual property and complex commercial transactions. Mr. Shorrock holds a B.A. in Biology from Franklin and Marshall College and a J.D. with a concentration in intellectual property from Seton Hall University Law School.

No Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners (“10% stockholders”) also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us during or with respect to the fiscal year ended September 30, 2024, as the case may be, and upon written representations from these reporting persons, we believe that all reports required by Section 16(a) applicable to our officers, directors and 10% stockholders were filed on a timely basis, as disclosed in the forms described above, during the fiscal year ended September 30, 2024.

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

Audit Committee

Messrs. Catell, Ceccoli, and Shamash (Chairperson) served on the audit committee during the fiscal year ended September 30, 2024 and continue to serve on the audit committee. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Dr. Shamash is an “audit committee financial expert” as defined in the Exchange Act. During fiscal 2024, the audit committee held four formal meetings.

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

Compensation Committee

Messrs. Ceccoli and Shamash (Chairperson) and Ms. Schmalz Shaheen served on the compensation committee during the fiscal year ended September 30, 2024 and continue to serve on the compensation committee. The Board of Directors has determined that each member of the compensation committee is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the director independence standards of the SEC for compensation committee members, including Rule 10C-1 under the Exchange Act. The compensation committee reviews and approves salaries and bonuses for all officers, reviews and approves non-employee directors’ compensation, administers options outstanding under our stock incentive plan, provides advice and carries out the responsibilities required by SEC rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers. The compensation committee also considers other general industry information and trends if available. During fiscal 2024, the compensation committee held two formal meetings.

Nominating Committee

Messrs. Shamash (Chairperson) and Simon and Ms. Schmalz Shaheen served on the nominating committee during the fiscal year ended September 30, 2024 and continue to serve on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

The nominating committee is responsible for, among other things: reviewing the Board of Directors’ composition, procedures and committees, and making recommendations on these matters to the Board of Directors; and reviewing, soliciting and making recommendations to the Board of Directors and stockholders with respect to candidates for election to the Board of Directors. During fiscal 2024, the nominating committee held one formal meeting.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Overview

The Compensation Committee has overall responsibility for approving and evaluating the compensation arrangements for our named executive officers. Our named executive officers for fiscal 2024 are our Chairman, Chief Executive Officer and President, Dr. James Hayward, our Chief Financial Officer, Beth Jantzen, our Chief Operating Officer and Chief Information Officer, Judith Murrah, and our Chief Legal Officer and Executive Director of Business Development, Clay Shorrock. Our Chairman, Chief Executive Officer and President, Dr. Hayward, provides recommendations to the Compensation Committee with respect to the compensation of the named executive officers other than for Dr. Hayward himself. However, the Compensation Committee is free to make decisions that are contrary to the Chief Executive Officer and President’s recommendations.

On December 13, 2024, Dr. Hayward stepped down as President of the Company and Judith Murrah was appointed President of the Company. Also on December 13, 2024, Clay Shorrock was named President of LRx.

Our Executive Compensation Philosophy and Objectives

General

The fundamental purpose of our executive compensation program is to assist us in achieving our financial and operating performance objectives. Specifically, we attempt to tailor an executive’s compensation to (1) retain and motivate the executive, (2) reward him or her upon the achievement of Company-wide and individual performance, and (3) align the executive’s interest with the creation of long- term stockholder value, without encouraging excessive risk taking. To that end, and within the context of the stage of our company, we have historically compensated our named executive officers through a mix of base salary, equity-based incentives and cash bonuses.

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

Base Salary

Except, as noted below, we did not change the annual base salary for any of our named executive officers in fiscal 2024, and their respective annual base salaries remained as follows: Dr. Hayward, $450,000, Ms. Jantzen, $300,000, Ms. Murrah, $325,000 and Mr. Shorrock, $300,000. Effective as of January 1, 2024, Dr. Hayward and Ms. Murrah voluntarily reduced their annual base salaries to $250,000 and $243,750, respectively, in response to the cash position of the Company. This voluntary reduction was effective until May 25, 2024. Effective November 25, 2024, the base salaries for Ms. Murrah and Mr. Shorrock were increased to $400,000 and $385,000 respectively. Also, Ms. Murrah was named the President of Applied DNA Sciences, Inc. and Mr. Shorrock was named the President of LineaRx, Inc, effective on December 13, 2024. Concurrently on December 13, 2024 Dr. Hayward stepped down as the President of APDN. Dr. Hayward remains as the CEO and Chairman of the Board. Effective December 7, 2024 Ms. Jantzen’s base salary was increased to $385,000.

Bonuses

As of the date of this report, the Compensation Committee and the Board of Directors have determined that no cash incentive bonuses will be granted to Dr. Hayward, Ms. Jantzen, Mr. Shorrock or Ms. Murrah in respect of fiscal 2024 performance.

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

There was no stock-based compensation granted to Dr. Hayward, Ms. Jantzen, Ms. Murrah, or Mr. Shorrock during the fiscal year ended September 30, 2024.

Benefits

We provide the following benefits to our named executive officers on the same basis as the benefits provided to all employees:

●	health and dental insurance;
●	life insurance;
●	short-and long-term disability; and

●	401(k) plan (currently there is no employer match).

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers who currently serves, or will serve, on our Compensation Committee or our Board of Directors.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2024 and 2023.

						Nonequity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)(1)	($)
James A. Hayward	2024	369,623	—	—	—	—	18,000	387,623
Chairman, President and CEO(2)	2023	450,000	—	—	—	—	18,000	468,000

Beth M. Jantzen	2024	300,000	—	—	—	—	—	300,000
CFO	2023	300,000	—	99,000	102,000	—	—	501,000

Judith Murrah	2024	292,055	—	—	—	—	—	292,055
CIO, COO(2)	2023	325,000	—	107,250	110,500	—	—	542,750

Clay Shorrock	2024	300,000	—	—	—	—	—	300,000
CLO, Executive Director of Business Development(2)	2023	300,000	—	99,000	102,000	—	—	501,000
(1)	Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward.
(2)	On December 13, 2024, Dr. Hayward stepped down as President of the Company and Judith Murrah was appointed President of the Company. Also on December 13, 2024, Clay Shorrock was named President of LRx.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards held by our named executive officers as of September 30, 2024, the last day of fiscal 2024.

	Option Awards				Stock Awards
					Number of	Market Value
	Number of	Number of			Shares or	of Shares
	Securities	Securities			Units of Stock	or Units of
	Underlying	Underlying	Option		That Have	Stock That
	Unexercised	Unexercised	Exercise	Option	Not Yet	Have Not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable(1)	Unexercisable(2)	($)	Date	(#)	($)
Dr. James A. Hayward	959	—	4,656.00	10/17/2027	—	—
	219	—	2,288.00	12/21/2024	—	—
	64	—	2,392.00	12/21/2025	—	—
	188	—	1,640.00	12/20/2026	—	—
	799	—	2,808.00	7/10/2028	—	—
	313	—	952.00	08/29/2028	—	—
	349	—	167.20	06/02/2030	—	—
	652	—	150.80	10/18/2030	—	—
	4,000	—	108.8	1/5/2031	—	—
	10,960	—	111.60	10/31/2031	—	—
Beth M. Jantzen
	51	—	2,288.00	12/21/2024	—	—
	38	—	2,760.00	2/14/2025	—	—
	63	—	2,392.00	12/21/2025	—	—
	76	—	1,640.00	12/20/2026	—	—
	125	—	952.00	08/29/2028	—	—
	349	—	167.20	06/02/2030	—	—
	652	—	150.80	10/18/2030	—	—
	2,258	—	111.60	10/31/2031	—	—
	1,249	3,752	21.60	3/23/2033	—	—
Judith Murrah
	95	—	2,288.00	12/21/2024	—	—
	63	—	2,392.00	12/21/2025	—	—
	76	—	1,640.00	12/20/2026	—	—
	188	—	952.00	08/29/2028	—	—
	349	—	167.20	06/02/2030	—	—
	652	—	150.80	10/18/2030	—	—
	2,608	—	111.60	10/31/2031	—	—
	1,353	4,064	21.60	3/23/2033	—	—
Clay Shorrock
	2,258	—	111.60	10/31/2031	—	—
	1,248	3,752	21.60	3/23/2033	—	—
(1)	All Option grants reflected in this column are fully vested and exercisable.
(2)

Each of the Option grants made in fiscal 2023 vests in equal 25% installments on each of the first four anniversaries of the date of grant (i.e., March 23rd of each of 2024, 2025, 2026 and 2027), subject to the relevant named executive officer’s continued employment with the Company through each applicable vesting date.

Employment Agreement with Dr. James A. Hayward

The following is a discussion of our employment agreement with Dr. Hayward as of December 13, 2024 and, where indicated, compensation actions prior to such date.

The Chairman and Chief Executive Officer is the only named executive officer with an employment agreement. Effective as of January 1, 2024, Dr. Hayward voluntarily reduced his salary to $250,000 in response to the then current cash position of the Company. This voluntary reduction was effective until May 25, 2024.

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

The employment agreement with Dr. Hayward also provides that if he is terminated by the company without “cause” (as defined in the employment agreement and summarized below) or if Dr. Hayward terminates his employment for “good reason” (as defined in the employment agreement and summarized below), then, in addition to payment or provision of any earned and unpaid base salary, bonus and benefits, and subject to his delivery of an executed general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive: (i) a pro rata portion (based on the number of days elapsed from the beginning of the Company’s fiscal year to the date of his termination of employment) of the greater of (A) the annual bonus he would have received if his employment had continued through the end of the fiscal year of termination and (B) the prior year’s annual bonus; (ii) installment payments for two years following termination in an aggregate amount equal to the greater of (A) 2.99 times Dr. Hayward’s base salary and (B) two times the sum of (I) Dr. Hayward’s base salary and Dr. Hayward’s prior year’s annual bonus (or, if greater, Dr. Hayward’s target bonus (if any) for the fiscal year of termination); (iii) Company-paid COBRA continuation coverage for 18 months post-termination; (iv) continuing life insurance benefits (if any) for two years post-termination; and (v) extended exercisability of any outstanding vested stock options and stock appreciation rights (until three years from the termination date or, if earlier, until the expiration of the fixed stock option or stock appreciation right term).

If termination of Dr. Hayward’s employment is triggered by the Company without cause or by

Dr. Hayward for good reason, in each case, within six months before or two years after a “change in control of the Company” (as defined in the employment agreement), then, the severance payments that would otherwise have been paid in installments will be paid in a lump sum. Further, unless assumed or continued by the acquiror, all of Dr. Hayward’s outstanding stock options and other equity incentive awards will become fully vested upon the occurrence of a change in control of the Company (whether or not his employment is terminated in connection with such change in control). The exercisability period of outstanding stock options and stock appreciation rights would be extended until three years following the change in control (or, if later, until three years following a qualifying termination after a change in control), or, if earlier, until the earlier expiration of the fixed stock option or stock appreciation right term. In addition, the employment agreement provides that if the payments and benefits due to Dr. Hayward in connection with a change in control would be subject to an excise tax under Section 280G of the Code, they will be reduced to the maximum amount that would not trigger the excise tax, unless Dr. Hayward would be better off (on an after- tax basis) receiving all of the payments and benefits and paying all necessary applicable taxes. Additionally, if, following a change in control, the Company fails to comply with any of its obligations under the employment agreement or the Company takes any action to declare the employment agreement void or unenforceable or institutes any litigation or other legal action designed to deny, diminish or to recover from Dr. Hayward (or his beneficiary) the payments and benefits intended to be provided, then Dr. Hayward (or his beneficiary, as the case may be) shall be entitled to select and retain counsel at the expense of the Company to represent him (or his beneficiary) in connection with the good faith initiation or defense of any litigation or other legal action, whether by or against the Company or any director, officer, stockholder or other person affiliated with the Company or any successor thereto in any jurisdiction.

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

For purposes of the employment agreement, “good reason” is defined as any of the following: (i) a material adverse change by the Company of Dr. Hayward’s status or position as the Chief Executive Officer, including, without limitation, a material diminution of his position, duties, responsibilities or authority or the assignment to him of duties or responsibilities that are materially inconsistent with his status or position; (ii) a non-voluntary reduction by the Company of his annual base salary or failure to pay same; (iii) a breach by the Company of any of its material obligations under the employment agreement; (iv) relocation of Dr. Hayward without his consent beyond a 75-mile radius of his then principal place of employment in violation of the employment agreement; or (v) in connection with a change in control, the failure or refusal by the successor or acquiring company to expressly assume the obligations of the Company under the employment agreement. As a condition to terminating his employment for Good Reason, Dr. Hayward must, within 60 days after the occurrence of the event or condition giving rise to such termination, provide written notice to the Company (or the successor or acquiring company) of his desire to terminate for Good Reason, specifying the nature of the act or omission that he deems to constitute Good Reason. The Company shall have 30 days after receipt of such notice to review and, if required, correct the situation (and thus prevent his termination for Good Reason).

Dr. Hayward is subject to standard restrictive covenants, including a two-year post-employment non- compete and a two-year post-employment non-solicit of employees or customers. In his capacity as a Chief Executive Officer, Dr. Hayward’s position at the Company is a policy-making position in which he has the authority to make policy decisions that control significant aspects of the Company.

Director Compensation: Fiscal 2024

Due to the financial state of the Company, the Board waived their compensation for fiscal 2024.

None of the members of our Board of Directors received any other compensation in respect of fiscal 2024.

Option
	Awards	Total
Name	($)	($)
Sanford R. Simon	—	—
Yacov A. Shamash	—	—
Joseph D. Ceccoli	—	—
Robert C. Catell	—	—
Elizabeth M. Schmalz Shaheen	—	—

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Available
for Future
Issuance
	Number of		Under Equity
	Securities to be	Weighted	Compensation
	Issued upon	Average	Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected in the
	Warrants	Warrants	first
Plan Category	and Rights	and Rights	Column)
Equity compensation plans approved by security holders
Applied DNA Sciences, Inc.2005 Incentive Stock Plan, as amended	11,629	$1,229.27	2,218
Applied DNA Sciences, Inc. 2020 Incentive Plan	97,006	60.36	266,392
Equity compensation plans not approved by security holders	—	—	—
TOTAL	108,635	$185.78	268,610

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our Common Stock beneficially owned as of December 12, 2024, by (i) each person, or group of affiliated persons, who is known to us to beneficially own 5% or more of the outstanding Common Stock, (ii) each of our named executive officers and current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We have based our calculation of the percentage of beneficial ownership on 51,545,359 shares of our Common Stock outstanding as of December 12, 2024. We have deemed shares of Common Stock subject to stock options or warrants that are currently exercisable or exercisable within 60 days of December 12, 2024 to be outstanding and to be beneficially owned by the person holding the stock option or warrant, as applicable, for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o 50 Health Sciences Drive, Stony Brook, New York 11790. The information in the table below is based solely on a review of Schedules 13D and 13G and information provided by certain investors as well as the Company’s knowledge of holdings with respect to its employees and directors.

		Number of Shares		Percentage
	Title of Class	Owned(1)		of Class(2)
Executive Officers and Directors:
James A. Hayward	Common Stock	25,212	(3)	*
Yacov A. Shamash	Common Stock	8,994	(4)	*
Joseph D. Ceccoli	Common Stock	8,554	(5)	*
Sanford R. Simon	Common Stock	8,356	(6)	*
Robert B. Catell	Common Stock	8,436	(7)	*
Elizabeth Schmalz Shaheen	Common Stock	8,373	(8)	*
Beth M. Jantzen	Common Stock	6,911	(9) (12)	*
Judith Murrah	Common Stock	7,721	(10) (12)	*
Clay Shorrock	Common Stock	6,305	(11) (12)	*
All directors and officers as a group (9 persons)	Common Stock	88,862	(13)	*
5% Stockholder:
Altium Growth Fund, LP	Common Stock	21,048,579	(14) (15)	31.08%
Anson Master Funds	Common Stock	19,955,769	(16) (17)	29.31%
Michael Bigger	Common Stock	19,723,289	(18) (19)	29.21%
L1 Capital Global Opportunities Master Fund	Common Stock	18,555,128	(20) (21)	27.70%
Sabby Volatility Warrant Master Fund, Ltd.	Common Stock	19,471,005	(22) (23)	29.17%
S.H.N. Financial Investments Ltd	Common Stock	18,955,127	(24) (25)	28.41%
*	indicates less than one percent
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).
(2)	Based upon 51,545,359 shares of Common Stock outstanding as of December 12, 2024. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are beneficially held by such person (but not those held by any other person) have been exercised and converted.
(3)	Includes 18,503 shares underlying currently exercisable options.
(4)	Includes 8,915 shares underlying currently exercisable options.
(5)	Includes 8,526 shares underlying currently exercisable options.
(6)	Includes 8,352 shares underlying currently exercisable options.
(7)	Includes 8,339 shares underlying currently exercisable options.
(8)	Includes 8,334 shares underlying currently exercisable options.

(9)	Includes 4,861 shares underlying currently exercisable options.
(10)	Includes 5,384 shares underlying currently exercisable options.
(11)	Includes 3,507 shares underlying currently exercisable options.
(12)	Excludes 3,752, 3,752 and 4,064 shares underlying options for Ms. Jantzen, Mr. Shorrock and Ms. Murrah, respectively that were granted on March 23, 2023 and vest 25% per year commencing on the first anniversary of grant date.
(13)	Includes 74,721 shares underlying currently exercisable options.
(14)	The securities are directly held as of November 6, 2024, by Altium Growth Fund, LP (“Altium”), and may be deemed to be beneficially owned by Jacob Gottlieb, who exercises investment and voting control over the securities. The address of Altium is c/o Altium Capital Management, LP, 152 West 57th Street, 20th Floor, New York, NY 10019.
(15)	Consists of (i) 4,877,375 shares of Common Stock, (ii) warrants to purchase up to 15,846,791 shares of Common Stock and (iii) Pre-Funded Warrants to purchase up to 324,413 shares of Common Stock. Certain of the warrants held by Altium are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restricts Altium from exercising that portion of the warrants that would result in Altium and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The beneficial ownership of Altium reported in this table does not reflect this limitation. Excludes (i) Series C Warrants to purchase up to 3,750,000 shares of Common Stock and (ii) Series D Warrants to purchase up to 3,750,000 shares of Common Stock, whose exercise are subject to Warrant Stockholder Approval.
(16)	The securities are directly held as of November 6, 2024, by (i) Anson East Master Fund LP (“Anson East”) and (ii) Anson Investments Master Fund LP (“Anson Investments”, and, collectively with Anson East, the “Anson Master Funds”). Anson Advisors Inc and Anson Funds Management LP, the Co-Investment Advisers of the Anson Master Funds, hold voting and dispositive power over the shares of Common Stock held by the Anson Master Funds. Tony Moore is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Moore, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these shares of Common Stock except to the extent of their pecuniary interest therein. The principal business address of the Anson Master Funds is Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(17)	Consists of (i) 3,425,587 shares of Common Stock, (ii) warrants to purchase up to 16,205,769 shares of Common Stock and (iii) Pre-Funded Warrants to purchase up to 324,413 shares of Common Stock. Certain of the warrants held by the Anson Master Funds are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restrict the Anson Master Funds from exercising that portion of the warrants that would result in the Anson Master Funds and their affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The beneficial ownership of the Anson Master Funds reported in this table do not reflect this limitation. Excludes (i) Series C Warrants to purchase up to 3,750,000 shares of Common Stock and (ii) Series D Warrants to purchase up to 3,750,000 shares of Common Stock, whose exercise are subject to Warrant Stockholder Approval.
(18)	The securities are directly held as of November 6, 2024, by (i) Bigger Capital Fund, LP (“Bigger”) and (ii) District 2 Capital Fund LP (“District 2”), and may be deemed to be beneficially owned by Michael Bigger, who exercises investment and voting control over the securities. The address of Bigger is 11700 W. Charleston Blvd. 170-659, Las Vegas, NV 89135, and the address of District 2 is 14 Wall Street, Huntington, NY 11743.
(19)	Consists of (i) 3,750,000 shares of Common Stock and (ii) warrants to purchase up to 15,973,289 shares of Common Stock. Certain of the warrants held by Bigger and District 2 are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restrict Bigger and District 2 from exercising that portion of the warrants that would result in Bigger and District 2 and their affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The beneficial ownership of Bigger and District 2 reported in this table do not reflect this limitation. Excludes (i) Series C Warrants to purchase up to 3,750,000 shares of Common Stock and (ii) Series D Warrants to purchase up to 3,750,000 shares of Common Stock, whose exercise are subject to Warrant Stockholder Approval.

(20)	The securities are directly held as of November 6, 2024, by L1 Capital Global Opportunities Master Fund (“L1”), and may be deemed to be beneficially owned by David Feldman and Joel Arber. The address of L1 is 161A Shedden Road, 1 Artillery Court, PO Box 10085, Grand Cayman KY1-1001, Cayman Islands.
(21)	Consists of (i) 3,125,000 shares of Common Stock and (ii) warrants to purchase up to 15,430,128 shares of Common Stock. Certain of the warrants held by L1 are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restrict L1 from exercising that portion of the warrants that would result in L1 and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The beneficial ownership of L1 reported in this table does not reflect this limitation. Excludes (i) Series C Warrants to purchase up to 3,125,000 shares of Common Stock and (ii) Series D Warrants to purchase up to 3,125,000 shares of Common Stock, whose exercise are subject to Warrant Stockholder Approval.
(22)	The securities are directly held as of November 7, 2024, by Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”). Sabby Management, LLC is the investment manager of Sabby and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The address of Sabby is Captiva (Cayman) Ltd., Governors Square, Bld. 4, 2nd Floor, 23 Lime Tree Bay Avenue, P.O. Box 32315, Grand Cayman KY1-1209, Cayman Islands.
(23)	Consists of (i) 4,259,627 shares of Common Stock and (ii) warrants to purchase up to 15,211,378 shares of Common Stock. Certain of the warrants held by Sabby are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restrict Sabby from exercising that portion of the warrants that would result in Sabby and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The beneficial ownership of Sabby reported in this table does not reflect this limitation. Excludes (i) Series C Warrants to purchase up to 3,750,000 shares of Common Stock and (ii) Series D Warrants to purchase up to 3,750,000 shares of Common Stock, whose exercise are subject to Warrant Stockholder Approval.
(24)	The securities are directly held as of November 6, 2024, by S.H.N. Financial Investments Ltd. (“SHN”), and may be deemed to be beneficially owned by Nir Shamir and Hadar Shamir. The address of SHN is Arik Einstein 3, Herzliya, Israel.
(25)	Consists of (i) 3,775,000 shares of Common Stock and (ii) warrants to purchase up to 15,180,127 shares of Common Stock. Certain of the warrants held by SHN are subject to a beneficial ownership limitation of 4.99% or 9.99%, as applicable, which such limitation restricts SHN from exercising that portion of the warrants that would result in SHN and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The beneficial ownership of SHN reported in this table does not reflect this limitation. Excludes (i) Series C Warrants to purchase up to 2,187,500 shares of Common Stock and (ii) Series D Warrants to purchase up to 2,187,500 shares of Common Stock, whose exercise are subject to Warrant Stockholder Approval.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that at all times during the fiscal year ended September 30, 2024, each of our directors other than Dr. Hayward — consisting of Robert B. Catell, Joseph D. Ceccoli, Yacov A. Shamash, Sanford R. Simon, and Elizabeth M. Schmalz Shaheen — are and were “independent” as defined by the listing standards of Nasdaq, constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2024 and 2023 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal year ended	Fiscal year ended
	September 30,	September 30,
Marcum LLP	2024	2023
(i) Audit Fees	$460,204	$278,105
(ii) Audit-Related Fees	—	—
(iii) Tax Fees	50,985	26,265
(iv) All Other Fees	—	—
Total Fees	$511,189	$304,370

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

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the chairman of our audit committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification. During the fiscal years ended September 30, 2024 and 2023, all services performed by Marcum LLP were pre-approved by our audit committee in accordance with these policies and applicable SEC regulations.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements

Our consolidated financial statements at September 30, 2024 and 2023 and for the years ended September 30, 2024 and 2023, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 17, 2024		/s/ James A. Hayward
	By:	James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer),	December 17, 2024
James A. Hayward	Chairman of the Board of Directors and Director

/s/ BETH M. JANTZEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2024
Beth M. Jantzen

/s/ ROBERT CATELL	Director	December 17, 2024
Robert Catell

/s/ JOSEPH D. CECCOLI	Director	December 17, 2024
Joseph D. Ceccoli

/s/ YACOV A. SHAMASH	Director	December 17, 2024
Yacov A. Shamash

/s/ SANFORD R. SIMON	Director	December 17, 2024
Sanford R. Simon

/s/ ELIZABETH M. SCHMALZ SHAHEEN	Director	December 17, 2024
Elizabeth M. Schmalz Shaheen

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
2.1*†	Share Purchase Agreement, dated July 12, 2023, by and among Spindle Acquisition Corp., Spindle Biotech Inc., the persons listed on Schedule 1.1 therein, Lai Him Chung and Applied DNA Sciences, Inc.	8-K	2.1	001-36745	7/13/2023
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-Laws, effective November 7, 2024.	S-1	3.2	333-283315	11/19/2024
4.1	Description of Securities	10-K	4.1	001-36745	12/9/2021
4.2	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	001-36745	2/23/2022
4.3	Form of Common Stock Purchase Warrant	8-K	4.2	001-36745	2/23/2022
4.4	Form of Series A Warrant	8-K	4.1	001-36745	8/9/2022
4.5	Form of Series B Warrant	8-K	4.2	001-36745	8/9/2022
4.6	Form of Prefunded Warrant	8-K	4.3	001-36745	8/9/2022
4.7	Form of Pre-Funded Warrant.	8-K	4.1	001-36745	02/01/2024
4.8	Form of Private Common Warrant.	8-K	4.2	001-36745	02/01/2024
4.9	Form of Pre-Funded Warrant	8-K	4.4	001-36745	05/29/2024
4.10	Form of Series A Warrant	8-K	4.2	001-36745	05/29/2024
4.11	Form of Series B Warrant	8-K	4.3	001-36745	05/29/2024
4.12	Form of Placement Agent Warrant	8-K	4.1	001-36745	05/29/2024
4.13	Form of Pre-Funded Warrant	8-K	4.1	001-36745	10/30/2024
4.14	Form of Series C Common Stock Purchase Warrant	8-K	4.2	001-36745	10/30/2024
4.15	Form of Series D Common Stock Purchase Warrant	8-K	4.3	001-36745	10/30/2024
4.16	Form of Placement Agent Warrant	8-K	4.4	001-36745	10/30/2024
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020

10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.7†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.8*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.9+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.10	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.5	001-36745	08/06/2020
10.11	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.12	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.13	Equity Distribution Agreement, dated November 7, 2023, by and between Applied DNA Sciences, Inc. and Maxim Group LLC	8-K	10.1	001-36745	11/7/2023
10.14†	Letter Agreement, dated January 4, 2024, by and between Applied DNA Sciences, Inc. and James A. Hayward.	8-K	10.1	001-36745	1/5/2024
10.15†	Letter Agreement, dated January 4, 2024, by and between Applied DNA Sciences, Inc. and Judith Murrah.	8-K	10.2	001-36745	1/5/2024
10.16	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Office Lease).	8-K	10.1	001-36745	02/28/2023
10.17	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Laboratory Lease).	8-K	10.2	001-36745	02/28/2023
10.18	Lease Renewal Agreement dated January 10, 2024 (Laboratory Lease).	10-Q	10.3	001-36745	02/08/2024
10.19	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and	8-K	10.1	001-36745	02/01/2024

	Maxim Group LLC, dated January 31, 2024.
10.20	Form of Securities Purchase Agreement, dated January 31, 2024, by and between Applied DNA Sciences, Inc. and the parties thereto.	8-K	10.2	001-36745	02/01/2024
10.21	Form of Purchase Warrant Amendment	8-K	10.1	001-36745	04/19/2024
10.22	Form of Book-Entry Warrant Amendment	8-K	10.2	001-36745	04/19/2024
10.23	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd.	8-K	10.1	001-36745	05/29/2024
10.24	Form of Securities Purchase Agreement, dated October 30, 2024, by and between Applied DNA Sciences, Inc. and the parties thereto.	8-K	10.1	001-36745	10/30/2024
10.25	Form of Warrant Amendment	8-K	10.2	001-36745	10/30/2024
10.26	Waiver of Negative Covenant	8-K	10.3	001-36745	10/30/2024
14.1	Code of Business Conduct and Ethics.	10-K	14.1	001-36745	12/14/2022
19.1	Insider Trading Policy					Filed
21.1	Subsidiaries of Applied DNA Sciences, Inc.					Filed
23.1	Consent of Marcum LLP					Filed
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

						Filed
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished
97.1	Clawback Policy					Filed
101 INS	Inline XBRL Instance Document					Filed
101 SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101 DEF	Inline XBRL Taxonomy ExtensionDefinition Linkbase Document					Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed
†	Indicates a management contract or any compensatory plan, contract or arrangement.
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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Applied DNA Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Melville, NY

December 17, 2024

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND 2023

	September 30,	September 30,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$6,431,095	$7,151,800
Accounts receivable, net of allowance for credit losses of $75,000 at September 30, 2024 and 2023	362,013	255,502
Inventories	438,592	330,027
Prepaid expenses and other current assets	815,970	389,241
Total current assets	8,047,670	8,126,570

Property and equipment, net	553,233	838,270

Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	739,162	1,237,762
Total assets	$12,789,040	$13,651,577

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,793,427	$2,270,388
Operating lease liability, current	545,912	498,598
Deferred revenue	58,785	76,435
Total current liabilities	2,398,124	2,845,421

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	194,000
Operating lease liability, long term	193,249	739,162
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	320,000	4,285,000
Total liabilities	3,820,955	8,779,165

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2024 and 2023	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2024 and 2023	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2024 and 2023	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of September 30, 2024 and 2023, 10,311,885 and 682,926 shares issued and outstanding as of September 30, 2024 and 2023, respectively	10,314	683
Additional paid in capital	318,805,058	307,397,623
Accumulated deficit	(309,672,755)	(302,447,147)
Applied DNA Sciences, Inc. stockholders’ equity	9,142,617	4,951,159
Noncontrolling interest	(174,532)	(78,747)
Total equity	8,968,085	4,872,412

Total liabilities and equity	$12,789,040	$13,651,577

See the accompanying notes to the consolidated financial statements.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Fiscal Years Ended September 30,
	2024	2023
Revenues
Product revenues	$1,074,813	$1,218,185
Service revenues	1,038,677	996,866
Clinical laboratory service revenues	1,317,930	11,152,392
Total revenues	3,431,420	13,367,443

Cost of product revenues	1,138,650	1,308,620
Cost of clinical laboratory service revenues	1,275,891	6,525,391
Total cost of revenues	2,414,541	7,834,011

Gross profit	1,016,879	5,533,432

Operating expenses:
Selling, general and administrative	11,447,894	12,751,644
Research and development	3,593,750	3,735,078
Total operating expenses	15,041,644	16,486,722

LOSS FROM OPERATIONS	(14,024,765)	(10,953,290)

Interest income	176,301	75,332
Transaction costs allocated to warrant liabilities	(633,198)	—
Unrealized gain on change in fair value of warrants classified as a liability	9,430,000	854,400
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	(394,000)	—
Loss on issuance of warrants	(1,633,767)	—
Other (expense) income, net	(8,877)	642

Loss before provision for income taxes	(7,088,306)	(10,022,916)

Provision for income taxes	—	—

NET LOSS	$(7,088,306)	$(10,022,916)

Less: Net loss attributable to noncontrolling interest	95,785	75,857
NET LOSS attributable to Applied DNA Sciences, Inc.	$(6,992,521)	$(9,947,059)
Deemed dividend related to warrant modifications	(233,087)	—
NET LOSS attributable to common stockholders	$(7,225,608)	$(9,947,059)

Net loss per share attributable to common stockholders-basic and diluted	$(1.82)	$(15.21)

Weighted average shares outstanding-basic and diluted	3,966,026	653,771

See the accompanying notes to the consolidated financial statements.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	645,426	$645	$305,411,272	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	1,033,889	—	—	1,033,889
Common stock issued for Spindle asset purchase	37,500	38	952,462	—	—	952,500
Net loss	—	—	—	(9,947,059)	(75,857)	(10,022,916)
Balance, October 1, 2023	682,926	683	307,397,623	(302,447,147)	(78,747)	4,872,412
Exercise of warrants, cashlessly	105	1	(1)	—	—	—
Stock based compensation expense	—	—	572,293	—	—	572,293
Common stock issued in ATM, net of offering costs	4,502	5	64,392	—	—	64,397
Deemed dividend - warrant repricing	—	—	233,087	(233,087)	—	—
Common stock issued in Registered direct offering, net of offering costs	161,403	161	—	—	—	161
Share issued upon restricted stock vesting	14,132	14	(14)	—	—	—
Common stock and pre-funded warrants issued in public offering, net of offering costs	724,923	725	10,524,338	—	—	10,525,063
Share issued upon warrant exercises	8,626,333	8,627	(3,687)	—	—	4,940
Adjustment for reverse split	85,061	85	(85)	—	—	—
Common stock issued, Spindle earnout	12,500	13	17,112	—	—	17,125
Net loss	—	—	—	(6,992,521)	(95,785)	(7,088,306)
Balance, September 30, 2024	10,311,885	10,314	318,805,058	(309,672,755)	(174,532)	8,968,085

See the accompanying notes to the consolidated financial statements.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Years Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,088,306)	$(10,022,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696,425	1,362,249
Gain on sale of property and equipment	—	(6,083)
Write-off of property and equipment	—	62,000
Shares issued Spindle earnout	17,125	—
Unrealized gain on change in fair value of warrants classified as a liability	(9,430,000)	(854,400)
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	394,000	—
Transaction costs allocated to warrant liabilities	633,198	—
Loss on issuance of warrants	1,633,767	—
Stock-based compensation	572,293	1,033,889
Change in provision for bad debts	—	(239,043)
Change in operating assets and liabilities:
Accounts receivable	(106,511)	3,051,083
Inventories	(108,565)	272,217
Prepaid expenses, other current assets and deposits	(426,729)	767,812
Accounts payable and accrued liabilities	(480,444)	(1,351,363)
Deferred revenue	(17,650)	(293,122)

Net cash used in operating activities	(13,711,397)	(6,217,677)

Cash flows from investing activities:
Cash paid for Spindle asset purchase	—	(1,062,360)
Proceeds from sale of property and equipment	—	45,000
Purchase of property and equipment	(407,904)	(78,448)
Net cash used in investing activities	(407,904)	(1,095,808)

Cash flows from financing activities:
Net proceeds from exercise of warrants	394	—
Net proceeds from issuance of common stock	13,398,202	—
Net cash provided by financing activities	13,398,596	—

Net decrease in cash, cash equivalents and restricted cash	(720,705)	(7,313,485)
Cash, cash equivalents and restricted cash at beginning of period	7,901,800	15,215,285
Cash, cash equivalents and restricted cash at end of period	$7,181,095	$7,901,800

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for Spindle asset purchase	$—	$952,500
Deemed dividend warrant modifications	$233,087	$—
Deferred tax liability for Spindle asset purchase	$—	$684,115
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,545,916
Property and equipment acquired and included in accounts payable	$3,484	$—

See the accompanying notes to the consolidated financial statements.

NOTE A – NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, the Company currently operates in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of messenger RNA (“mRNA”) therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”).

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

NOTE B – GOING CONCERN AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $309,672,755 as of September 30, 2024. The Company incurred a net loss of $7,088,306 and incurred negative operating cash flow of $13,711,397 for the fiscal year ended September 30, 2024.These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed below in Note M, on October 31, 2024, we closed on a registered direct offering and received net proceeds, after deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $5.8 million. As a result of this offering, the Company’s consolidated cash balance as of November 30, 2024 was approximately $10.1 million.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, Applied DNA Sciences India Private Limited, Applied DNA Clinical Labs, LLC (“ADCL”), Spindle Biotech, Inc. (“Spindle”) and its 98% majority–owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to intangible assets, fair value calculations for warrants, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Fiscal Years Ended:
	September 30,
	2024	2023
Research and development services (over-time)	$311,238	$421,585
Clinical laboratory testing services (point-in-time)	32,610	7,612,975
Clinical laboratory services (over-time)	1,285,320	3,540,456
Product and authentication services (point-in-time):
Supply chain	1,208,696	827,603
Large Scale DNA Production	584,115	653,015
Asset marking	9,441	311,809
Total	$3,431,420	$13,367,443

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Contract balances

As of September 30, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	September 30,	$
	Balance sheet classification	2023	2024	change
Contract liabilities	Deferred revenue	$270,435	$252,785	$17,650

		October 1,	September 30,	$
	Balance sheet classification	2022	2023	change
Contract liabilities	Deferred revenue	$563,557	$270,435	$293,122

For the fiscal year ended September 30, 2024, the Company recognized $40,035 of revenue that was included in contract liabilities as of October 1, 2023.

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

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$6,431,095	$7,151,800
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$7,181,095	$7,901,800

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for credit losses may change.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company classifies receivable amounts as current or long-term based on expected payment and records long-term accounts receivable when the collection period is expected to be greater than one year.

The opening and closing balances of the Company’s accounts receivable balances are as follows:

		October 1,	September 30,	$
	Balance sheet classification	2023	2024	change
Contract receivable	Accounts receivable	$255,502	$362,013	$106,511

		October 1,	September 30,	$
	Balance sheet classification	2022	2023	change
Contract receivable	Accounts receivable	$3,067,544	$255,502	$(2,812,042)

At September 30, 2024 and 2023, the Company has an allowance for credit losses of $75,000. The Company writes-off receivables that are deemed uncollectible.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, equity-based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fiscal years ended September 30, 2024 and 2023, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2025, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2024 and 2023. Tax years 2020 through 2023 remain subject to future examination by the applicable taxing authorities.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years, vehicles is 5 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. Property and equipment consist of:

	September 30,
	2024	2023
Lab equipment	$4,480,947	$4,069,175
Vehicles	56,471	56,471
Leasehold improvements	124,825	124,825
Total	4,662,243	4,250,471
Accumulated depreciation	4,109,010	3,412,201
Property and equipment, net	$553,233	$838,270

As of September 30, 2024 and 2023, there was $167,342 and $0 of construction in progress, respectively that was included in lab equipment. Depreciation expense for the fiscal years ended September 30, 2024 and 2023 were $696,425 and $1,362,249, respectively.

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

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2024 and 2023 are as follows:

	2024	2023
Warrants	19,748,143	261,029
Restricted Stock Units	—	14,132
Options	108,635	110,537
	19,856,778	385,698

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

Warrant Liabilities

The Company evaluates its warrants in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, the Common Warrants, Series A Warrants and Private Common Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, restricted cash and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of September 30, 2024, the Company had cash and cash equivalents of approximately $6.1 million in excess of the FDIC insurance limit.

The Company’s revenues earned from the sale of products and services for the fiscal year ended September 30, 2024 included an aggregate of 26% and 17%, from one customer within the MDx Testing Services segment and one customer within the Therapeutic DNA Production Services segment, respectively.

The Company’s revenues earned from the sale of products and services for the fiscal year ended September 30, 2023 included an aggregate of 65% and 14%, respectively from two customers within the MDx Testing Services segment.

At September 30, 2024, four customers accounted for 59% of the Company’s accounts receivable. At September 30, 2023, three customers accounted for 60% of the Company’s accounts receivable.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the fiscal years ended September 30, 2024 and 2023, the Company incurred research and development expenses of 3,593,750 and $3,735,078, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $124,036 and $185,115, as advertising costs for the fiscal years ended September 30, 2024 and 2023, respectively.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Intangible Assets

The acquired technology from the Spindle Asset Purchase (see Note E) has been classified as In Process Research and Development (“IPR&D”). Intangible assets related to IPR&D are considered to be indefinite-lived until the abandonment or completion of the associated research and development efforts. Indefinite-lived intangible assets are not amortized and, instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. The Company qualitatively and quantitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of September 30, 2024, the Company performed its qualitative assessment and indicated that there was no impairment.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the public offering (See Note G), offering costs in the aggregate of $633,198 were incurred, and were allocated to the liability classified warrants, and are included in other expense in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2024.

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

Therapeutic DNA Production Services — Segment operations consist of the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics and, the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics.

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx Testing Services, ADCL offers pharmacogenomics testing services that were approved by the New York State Department of Health during June 2024.

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

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

As of September 30, 2024, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

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

NOTE D – INVENTORIES

Inventories consist of the following at September 30, 2024 and 2023:

	2024	2023
Raw materials	$81,008	$212,079
Work in progress	221,250	19,859
Finished goods	136,334	98,089
Total	$438,592	$330,027

NOTE E – ASSET PURCHASE AGREEMENT

On July 12, 2023, the Company acquired all outstanding shares of Spindle, an early-stage, private biotech company developing next-generation RNA manufacturing technologies based in Toronto. Under the terms of the stock purchase agreement (“SPA”) entered into among Applied DNA, Spindle, and the former shareholders of Spindle, in exchange for Spindle shares, the Company paid consideration of $625,000 cash, as adjusted for debt and transaction expenses, and 37,500 restricted shares of the Company’s Common Stock, in addition to future contingent consideration of up to 50,000 shares of the Company’s Common Stock upon the satisfaction of certain commercialization and revenue milestones. The SPA also provides for a 10-year revenue share based on the net sales generated by the Linear IVT platform. The total consideration paid was for the acquisition of the Spindle RNAP enzyme platform technology, with no assumption of any Spindle liabilities. As a result, the transaction was accounted for as an asset acquisition in accordance with ASC 805. The total consideration paid for this intellectual property (“IP”) was $2,014,860, the estimated fair value of the IP acquired, recognized on the consolidated balance sheet as of the acquisition date as an intangible asset. The intangible asset is determined to be indefinite as the Platform does not have a finite useful life in terms of economic benefits that will be derived from it.

The consideration paid is broken down as follows:

Cash	$625,000
37,500 Company shares at $25.40/share (share price on July 12, 2023)	952,500
Direct transaction costs	437,360
Total consideration paid for acquiring Spindle RNAP enzyme platform	$2,014,860

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2024 and 2023 are as follows:

	2024	2023
Accounts payable	$1,165,727	$1,072,161
Accrued salaries payable	509,281	1,138,235
Other accrued expenses	118,419	59,992
Total	$1,793,427	$2,270,388

NOTE G – CAPITAL STOCK

Common Stock Transactions during the Fiscal Year Ended September 30, 2024:

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

Public Offering

On May 28, 2024, the Company entered into a placement agency agreement (the “May 2024 Placement Agreement”) with Craig-Hallum Capital Group LLC (“Craig Hallum”) and Laidlaw & Company (UK) Ltd. (“Laidlaw”, and with Craig-Hallum, the “May 2024 Placement Agents”) pursuant to which the May 2024 Placement Agents agreed to serve as the co-placement agents, on a “reasonable best efforts” basis, in connection with the issuance and sale (the “May 2024 Offering”) of 9,230,769 units (the “Units”), with each Unit consisting of either (A) one share of the Company’s Common Stock, and one Series A warrant (the “ May 2024 Series A Warrant”) to purchase one share of Common Stock and one Series B warrant to purchase one share of Common Stock (the “May 2024 Series B Warrant” and, together with the May 2024 Series A Warrant, the “May 2024 Series Warrants”), or (B) one pre-funded warrant (each, a “May 2024 Pre-Funded Warrant”) to purchase one share of Common Stock and one May 2024 Series A Warrant and one May 2024 Series B Warrant. In connection with the May 2024 Offering, the Company also issued placement agent warrants (“May 2024 Placement Agent Warrants”) to purchase up to 461,538 shares of Common Stock. The May 2024 Offering closed on May 29, 2024. The purchase price of each Unit was $1.30, except for Units which include May 2024 Pre-Funded Warrants, which had a purchase price of $1.2999. The Units had no stand-alone rights and will not be certificated or issued as stand-alone securities.

The Company received net proceeds from the May 2024 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $10.5 million.

The exercisability of the May 2024 Series Warrants was available only upon receipt of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “May 2024 Warrant Stockholder Approval”). Each May 2024 Series A Warrant offered would become exercisable beginning on the date of the May 2024Warrant Stockholder Approval at an exercise price of $1.99 per share of Common Stock, and would expire five years from the date of the May 2024 Warrant Stockholder Approval. Each May 2024 Series B Warrant offered would become exercisable beginning on the date of the May 2024Warrant Stockholder Approval at an exercise price of $1.99 per share of Common Stock, and will expire one year from the date of the May 2024 Warrant Stockholder Approval. The May 2024 Warrant Stockholder Approval was obtained at the Company’s annual meeting, which was held on September 30, 2024.

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

NOTE G – CAPITAL STOCK, continued

Public Offering, continued

Subject to certain exceptions, the May 2024 Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants (the “Price Reset Mechanism”).

In connection with the October Registered Direct Offering (see Note M), the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 9,230,769 to 91,890,698. The exercise price of the May 2024 Series A Warrants was adjusted from $1.99 per share to $0.20 per share with respect to the May 2024 Series A Warrants amended by the Warrant Amendment, and to $0.19 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment.

The Common Stock and May 2024 Pre-Funded Warrants were only sold with the accompanying May 2024 Series A Warrants and May 2024 Series B Warrants that are part of a Unit, but the components of the Units were immediately separable and were issued separately in this Offering. During the three-month period ended June 30, 2024, all of the May 2024 Pre-Funded Warrants were exercised.

Registered Direct Offering

On February 2, 2024, the Company closed on a registered direct public offering (the “RDO”) of 161,403 shares of the Company’s Common Stock and pre-funded warrants (“RDO Pre-Funded Warrants”) to purchase up to 120,800 shares of Common Stock, and in a concurrent private placement, unregistered common warrants (“Private Common Warrants”) to purchase up to 564,407 shares of Common Stock. In connection with the RDO, the Company entered into securities purchase agreements (the “RDO Purchase Agreements”) with certain institutional investors (each, a “RDO Purchaser” and, collectively, the “RDO Purchasers”). The Company received net proceeds from the RDO, after deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $2.8 million.

The RDO Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such RDO Pre-Funded Warrants are exercised in full. Each share was sold at an offering price of $12.18 and each RDO Pre-Funded Warrant was sold at an offering price of $12.18 (equal to the purchase price per share of Common Stock minus the exercise price of the RDO Pre-Funded Warrant). Pursuant to the RDO Purchase Agreements, the Company also agreed to issue to the RDO Purchasers, in a concurrent private placement, the Private Common Warrants. Each Private Common Warrant has an exercise price of $12.18 per share, and became exercisable following shareholder approval obtained on April 15, 2024 and will expire on April 15, 2029. During the fiscal year ended September 30, 2024, all of the 120,800 RDO Pre-Funded Warrants were exercised.

The Private Common Warrants and the shares of Common Stock issuable upon the exercise of the Private Common Warrants are not registered under the Securities Act. The Private Common Warrants and the shares of Common Stock issuable upon exercise thereof were issued or will be issued, respectively, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering. Pursuant to the RDO Purchase Agreements, within 45 calendar days from the date of the RDO Purchase Agreements, the Company agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the RDO Purchasers of the shares of Common Stock issuable upon exercise of the Private Common Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 90 days following the closing date of the RDO Purchase Agreements and to keep such registration statement effective at all times until no RDO Purchaser owns any Private Common Warrants or shares of Common Stock issuable upon exercise thereof. The Company filed the registration statement on March 12, 2024, and the registration statement was declared effective on March 20, 2024.

The Private Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end (see Note L). Additionally, the Company incurred $633,198 of transaction costs related to the RDO which is included in the consolidated statement of operations for the fiscal year ended September 30, 2024.

NOTE G – CAPITAL STOCK, continued

Registered Direct Offering, continued

In connection with the RDO and the RDO Purchase Agreements, the Company agreed to reduce the exercise price of warrants previously issued to the RDO Purchasers with exercise prices ranging from $25.80 to $80.00 per warrant to $12.18 per warrant. The Company also agreed to extend the expiration dates for such warrants to August 2028. In addition, 2,904 outstanding common stock warrants held by other investors who did not participate in the RDO had their exercise price reduced to $12.18 per warrant share and had their warrant expiration dates extended to August 2028. The foregoing reductions of the exercise price and extension of expiration dates of such warrants were approved by shareholders on April 15, 2024. The incremental change in fair value as a result of the modification for the warrants that are recorded as a liability was $1,633,767 and is recorded as a unrealized loss on the change in fair value of warrants classified as a liability in the consolidated statement of operations for the fiscal year ended September 30, 2024. The incremental change in fair value as a result of the modification for the warrants that are recorded to equity was $155,330 and is recorded as a deemed dividend in the consolidated statement of operations for the fiscal year ended September 30, 2024.

ATM

On November 7, 2023, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock in an aggregate offering price of up to $6,397,939 through the Agent.

The offer and sales of the shares of Common Stock made pursuant to the Equity Distribution Agreement, was made under the Company’s effective “shelf” registration statement on Form S-3. Under the terms of the Equity Distribution Agreement, the Agent may sell the shares of Common Stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2024, the Company has issued 4,501 shares of its Common Stock for net proceeds of approximately $64,397 under this Equity Distribution Agreement. Effective January 30, 2024, the Company terminated the Equity Distribution Agreement by providing notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement. As a result of terminating the Equity Distribution Agreement, the $217,000 of capitalized transaction costs were written off and are included in the consolidated statement of operations for the fiscal year ended September 30, 2024.

As a result of the issuance of Common Stock under this Equity Distribution Agreement, the exercise price of the 22,891 remaining warrants issued during November 2019 was reduced to $29.40 per share, the exercise price of 7,950 warrants issued during October 2020 was reduced to $30.20 per share and the exercise prices of 5,000 warrants issued during December 2020 was reduced to an exercise price of $26.20 per share for 2,500 warrants and an exercise price of $25.80 per share for the remaining 2,500 warrants. These exercise price adjustments are in accordance with the adjustment provisions contained in the respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $77,757 and is recorded as a deemed dividend in the consolidated statement of operations for the fiscal year ended September 30, 2024.

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for Transactions involving warrants (see Note G) are summarized as follows:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Balance at October 1, 2023	261,029	$3.50
Granted	28,305,629	1.64
Exercised	(8,626,796)	(0.002)
Cancelled or expired	(191,719)	(56.98)
Balance, September 30, 2024	19,748,143	$2.78

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

The 2020 Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of Common Stock. As of September 30, 2024, a total of 14,477 shares have been issued and options to purchase 81,257 shares have been granted under the Company’s Incentive Plans.

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

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS, continued

Stock Options, continued

Transactions involving stock options issued are summarized as follows:

				Weighted
		Weighted Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Contractual
	Shares	Share	Value	Life (years)
Outstanding at October 1, 2023	110,537	$201.27
Granted	—	—
Exercised	—	—
Forfeited	(866)	21.60
Expired	(1,036)	2,006.38
Outstanding at September 30, 2024	108,635	185.48
Vested at September 30, 2024	92,634	213.60	—	7.23
Non-vested at September 30, 2024	16,001	22.71	—	8.47

For the fiscal year ended September 30, 2024, the Company did not grant stock options to officers or employees of the Company.

For the fiscal year ended September 30, 2023, the Company granted 308,333 options to officers of the Company. These options have a ten-year term and vest evenly over four years starting on the first anniversary of the date of grant. Also, during the fiscal year ended September 30, 2023, the Company granted 694,670 options to non-employee board of director members. The options granted to the non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant. The remaining options granted during the fiscal year ended September 30, 2023 were to employees.

The fair value of options granted during the fiscal year ended September 30, 2023 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Stock price	$1.27
Exercise price	$1.27
Expected term	5.75
Dividend yield	—
Volatility	157%
Risk free rate	3.64%

The Company recorded $572,293 and $1,033,889 as stock compensation expense within selling, general and administrative for fiscal years ended September 30, 2024 and 2023, respectively. As of September 30, 2024, unrecorded compensation cost related to non-vested awards was $268,476 which is expected to be recognized over a weighted average period of approximately 2.43 years. The weighted average grant date fair value per share for options granted during the fiscal years ended September 30, 2023 was $1.20.

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS, continued

Restricted Stock Units

Restricted stock unit awards are valued at the market price of the Company’s Common Stock on the grant date. During the fiscal year ended September 30, 2023, the Company granted 14,132 restricted stock units (“RSUs”) to certain officers of the Company. These RSUs vest on the first anniversary of the grant date. The fair value of the RSUs granted was the closing stock price on the date of grant of $21.60. These RSUs vested during March 2024. As of September 30, 2024 there were no RSUs outstanding.

NOTE I – INCOME TAXES

The income tax provision (benefit) for the fiscal years ended September 30, 2024 and 2023 consists of the following:

	2024	2023
Federal:
Current	$—	$—
Deferred	5,874,000	(3,249,000)
	5,874,000	(3,249,000)
State and local:
Current	—	—
Deferred	417,000	(1,161,000)
	417,000	(1,161,000)
Foreign:
Current	—	—
Deferred	(11,000)	(121,000)
	—	—
Change in valuation allowance	(6,280,000)	4,531,000

Income tax provision (benefit)	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended September 30, 2024 and 2023 as follows:

	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Statutory state and local income tax rate (1%, as of September 30, 2024 and 2023), net of federal benefit	10.19%	9.56%
Stock based compensation	2.04%	(1.76)%
Permanent differences related to warrants	20.33%	1.80%
Other permanent differences	(2.49)%	1.97%
Canada NOL	—%	1.28%
Federal R&D Credit	(2.43)%	9.93%
Adjustment for prior year’s NOLs	(137.65)%	—%
Change in deferred tax rate	(0.81)%	1.67%
Change in valuation allowance	89.82%	(45.45)%
Effective tax rate	0.00%	0.00%

NOTE I – INCOME TAXES, continued

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2024	2023
Deferred tax assets (liabilities):
Stock based compensation	$1,309,000	$993,000
Depreciation and amortization	333,000	440,000
Net operating loss carry forward	18,463,000	25,250,000
Impairment of intangibles	222,000	227,000
Capitalized research and development	1,386,000	726,000
Lease liability	200,000	342,000
Tax credits	2,885,000	3,060,000
Other	141,000	324,000
Deferred tax assets	24,939,000	31,362,000
Intellectual property	(684,000)	(684,000)
ROU asset	(200,000)	(342,000)
	(884,000)	(1,026,000)
Less: valuation allowance	(24,739,000)	(31,020,000)
Net deferred tax liability	$(684,000)	$(684,000)

As of September 30, 2024, the Company has approximately $71,634,000 of Federal and $49,169,000 of State net operating loss “NOL” carryforwards available. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership. The annual limitation ranges between $44,000 and $1,529,000 and any unused amounts can be carried forward to subsequent years. Based on a study of Section 382 of the Internal Revenue code conducted by the Company at September 30, 2024, the deferred tax asset related to Federal net operating loss carryforwards is decreased by $40,477,000 and the state net operating loss carryforwards is decreased by $16,849,000. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the consolidated balance sheet or statement of operations. The Federal NOLs generated in tax years beginning after 12/31/2017 have no expiration period due to the TCJA that was enacted in March 2020.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future. The valuation allowance decreased by 6,281,000.

The Company has Federal research and development credits of approximately $2,369,000 that will begin to expire after 2034. The Company also has state investment tax credits of $469,000 that will begin to expire after 2029.

On August 16, 2022, President Biden signed the Inflation Reduction Act, which is effective for tax years beginning on or after January 1, 2023 For tax years beginning after December 31, 2021 the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022. The Company included the impact of the research and development expenditures in its tax expense for the fiscal year ended September 30, 2024. The Company will continue to monitor the possible future impact of changes in tax legislation.

NOTE J – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date and was extended until January 31, 2025. The lease requires monthly payments of $10,417. The Company also has a satellite testing facility in Ahmedabad, India which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. The Company has ceased operations of its testing facility in India and vacated this lease on August 31, 2024. The total rent expense for the fiscal years ended September 30, 2024 and 2023 were $722,332 and $663,513, respectively.

The components of lease expense are as follows:

	Fiscal year ended
	September 30,
Lease Cost	2024	2023
Operating lease cost	$597,670	$560,841
Short-term lease cost	124,662	102,672
Total lease cost	$722,332	$663,513

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$586,334
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term — operating leases	1.3	years
Weighted-average discount rate — operating leases	9.1%

NOTE J – COMMITMENTS AND CONTINGENCIES, continued

Operating leases, continued

Maturities of operating lease liabilities were as follows:

Fiscal year
ended
Maturity of Lease Liabilities	September 30,
Operating Leases
2025	586,334
2026	195,445
Total lease payments	781,779
Less: interest	(42,615)
Present value of lease liabilities	$739,164

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and CEO, entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods unless either party provides the other with 90 days’ advance written notice of non - renewal. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2024. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

NOTE J – COMMITMENTS AND CONTINGENCIES, continued

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

Information regarding operations by segment for the twelve- month period ended September 30, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$560,000	$—	$514,813	$1,074,813
Service revenues	335,354	—	703,323	1,038,677
Clinical laboratory service revenues	—	1,330,850	—	1,330,850
Less intersegment revenues	—	(12,920)	—	(12,920)
Total revenues	$895,354	$1,317,930	$1,218,136	$3,431,420

Gross profit	$678,166	$(49,830)	$388,543	$1,016,879
(Loss) income from segment operations (a)	$(4,789,268)	$(1,489,220)	$(2,551,983)	$(8,830,471)

Information regarding operations by segment for the twelve- month period ended September 30, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$560,000	$—	$658,185	$1,218,185
Service revenues	506,285	—	490,581	996,866
Clinical laboratory service revenues	—	11,253,312	—	11,253,312
Less intersegment revenues	—	(100,920)	—	(100,920)
Total revenues	$1,066,285	$11,152,392	$1,148,766	$13,367,443

Gross profit	$748,940	$4,409,186	$375,306	$5,533,432
(Loss) income from segment operations (a)	$(3,792,871)	$1,206,652	$(3,550,794)	$(6,137,013)

Reconciliation of segment loss from operations to corporate loss:

	September 30,
	2024	2023
Loss from operations of reportable segments	$(8,830,471)	$(6,137,013)
General corporate expenses (b)	(5,194,294)	(4,816,277)
Interest income	176,301	75,332
Unrealized gain on change in fair value of warrants classified as a liability	9,430,000	—
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	(394,000)	—
Transaction costs allocated to registered direct offering	(633,198)	854,400
Transaction costs allocated to warrant liabilities	—	—
Loss on issuance of warrants	(1,633,767)	—
Other income (expense), net	(8,877)	$642
Consolidated loss before provision for income taxes	$(7,088,306)	$(10,022,916)
(a)	Segment operating loss consists of net sales less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of Selling, general and administrative expenses that are not specifically identifiable to a segment.

NOTE K – SEGMENT AND GEOGRAPHIC AREA INFORMATION, continued

The Company attributes net revenues from external customers according to the geographic location of the customer. Net revenues by geographic location of customers are as follows:

	Year Ended September 30,
	2024	2023
Americas	$2,269,826	$12,222,650
Europe	172,368	258,355
Asia and other	989,226	886,438
Total	$3,431,420	$13,367,443

NOTE L – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain (loss) on change in fair value of the warrants classified as a liability in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note B.

The following table presents the fair value of the Company’s financial instruments as of September 30, 2024 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of September 30, 2024. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2024.

	Fair value at	Valuation	Unobservable	Volatility
	September 30, 2024	Technique	Input	Input
Liabilities:
Common Warrants	$27,000	Monte Carlo simulation	Annualized volatility	157.50%
Series A Warrants	$15,000	Monte Carlo simulation	Annualized volatility	167.50%
Series A Warrants - modified	$16,000	Monte Carlo simulation	Annualized volatility	157.50%
Private Common Warrants	$262,000	Monte Carlo simulation	Annualized volatility	167.50%

The change in fair value of the Common Warrants for the fiscal year ended September 30, 2024 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2023	$1,468,000	$1,971,900	$845,100	$—	$4,285,000
Fair value at February 2, 2024	—	—	—	5,071,000	5,071,000
Change in fair value-warrant modification	230,000	—	164,000	—	394,000
Change in fair value	(1,671,000)	(1,956,900)	(993,100)	(4,809,000)	(9,430,000)
Fair Value at September 30, 2024	$27,000	$15,000	$16,000	$262,000	$320,000

NOTE M — SUBSEQUENT EVENTS

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, the Company closed a registered direct offering (the “October Registered Direct Offering”) in which, pursuant to the Securities Purchase Agreement dated October 31, 2024 (the “October Purchase Agreement”), by and between the Company and certain institutional investors (the “October Purchasers”), the Company issued and sold 19,247,498 shares of the Company’s Common Stock, and pre-funded warrants (“October Pre-Funded Warrants”) to purchase up to 1,065,002 shares of Common Stock, and (ii) in a concurrent private placement (the “October Private Placement”, and together with the October Registered Direct Offering the “October Offering”), unregistered Series C Common Stock Purchase Warrants (“October Series C Warrants”) to purchase up to 20,312,500 shares of Common Stock and unregistered Series D Common Stock Purchase Warrants (“October Series D Warrants”, and together with the October Series C Warrants, the “October Series Warrants”, and, together with the October Pre-Funded Warrants and the October Series C Warrants, the “October Warrants”) to purchase up to 20,312,500 shares of Common Stock. The purchase price for each share of Common Stock and accompanying October Series C Warrant and October Series D Warrant was $0.32 and the purchase price for each October Pre-Funded Warrant and accompanying October Series C Warrant and October Series D Warrant was $0.3199. Craig-Hallum acted as placement agent in connection with the October Offering.

The Company received gross proceeds from the October Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $6.5 million.

The exercisability of the October Series Warrants and the October Placement Agent Warrants will be available only upon receipt of such stockholder approval (“Warrant Stockholder Approval”) as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC. Each October Series C Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the first trading day (the “Stockholder Approval Date”) following the Company’s notice to warrantholders of Warrant Stockholder Approval, and will expire on the five-year anniversary of the Stockholder Approval Date. Each October Series D Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the Stockholder Approval Date, and will expire on the 18-month anniversary of the Stockholder Approval Date. Each October Placement Agent warrant has an exercise price of $0.32, will become exercisable upon the Stockholder Approval date and will expire on October 30, 2029.

Pursuant to that certain engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay the Craig-Hallum a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October Offering from sales arranged for by the Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of the Placement Agent in connection with the Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to the Placement Agent, or its respective designees, October Placement Agent Warrants (“Placement Agent Warrants”) to purchase up to 1,015,625 shares of Common Stock (which equals 5.0% of the number of shares of Common Stock and October Pre-Funded Warrants offered). The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such October Pre-Funded Warrants are exercised in full.

The Company has agreed to hold a special meeting of stockholders to obtain the Warrant Stockholder Approval no later than 90 days after the closing of the Offering (the “Special Meeting”). If the Company does not obtain Warrant Stockholder Approval at the first meeting, the Company is obligated to call a meeting every ninety days thereafter to seek Warrant Stockholder Approval until the earlier of the date on which Warrant Stockholder Approval is obtained or the October Series C Warrants and October Series D Warrants are no longer outstanding. The Company agreed to file a preliminary proxy statement with respect to obtaining Warrant Stockholder Approval at the Special Meeting within 20 days following the closing date of the October Purchase Agreement, and filed such preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on November 14, 2024.

Under the alternate cashless exercise option of the October Series D Warrants, the holder of an October Series D Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the October Series D Warrant and (y) 1.0. In addition, the October Series D Warrants will include a provision that resets their exercise price in the event of a reverse split of our Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date we effect a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the October Series D Warrants, subject to a floor of $0.0634.

NOTE M — SUBSEQUENT EVENTS, continued

Registered Direct Offering and Concurrent Private Placement, continued

The October Warrants and the shares of Common Stock issuable upon the exercise of the October Warrants are not registered under the Securities Act. The October Warrants were issued, and the shares of Common Stock issuable upon exercise thereof will be issued, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

Pursuant to the October Purchase Agreement, within 20 calendar days from the date of the October Purchase Agreement, the Company agreed to file a registration statement on Form S-1 providing for the resale by the Purchasers of the shares of Common Stock issuable upon exercise of the October Series Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 50 calendar days following the closing date of the October Purchase Agreement (or 90 calendar days following the closing date of the October Purchase Agreement in the event that the SEC requires the Company to include its audited year-end financial statements for the fiscal year ended September 30, 2024 in such registration statement) and to keep such registration statement effective at all times until no October Purchaser owns any October Series Warrants or shares of Common Stock issuable upon exercise thereof. The Company filed the registration statement with the SEC on November 19, 2024.

In the event of any fundamental transaction, as described in the October Warrants and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the shares of Common Stock, or the acquisition of greater than 50% of the Company’s then outstanding shares of Common Stock by a person or persons, subject to certain exceptions, then upon any subsequent exercise of an October Warrant, the holder will have the right to receive as alternative consideration, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of Common Stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of Common Stock for which the October Warrant is exercisable immediately prior to such event. Notwithstanding the foregoing, in the event of a fundamental transaction, the holders of the October Warrants have the right to require the Company or a successor entity to purchase the October Warrants for cash in the amount of the Black Scholes Value (as defined in the October Warrants) of the unexercised portion of the October Warrants concurrently with or within 30 days following the consummation of a fundamental transaction. However, in the event of a fundamental transaction which is not in the Company’s control or in which the consideration payable consists of equity securities of a successor entity that is quoted or listed on a nationally recognized securities exchange, the holders of the October Warrants will only be entitled to receive from the Company or its successor entity, as of the date of consummation of such fundamental transaction the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the October Warrants that is being offered and paid to the holders of Common Stock in connection with the fundamental transaction, whether that consideration is in the form of cash, stock or any combination of cash and stock, or whether the holders of Common Stock are given the choice to receive alternative forms of consideration in connection with the fundamental transaction.

Amendment to Series A Warrants

On October 30, 2024, the Company entered into the Warrant Amendment with certain holders of an aggregate of 9,153,846 May 2024 Series A Warrants. The Warrant Amendments amended the May 2024 Series A Warrants to revise the Price Reset Mechanism of the May 2024 Series A Warrants such that the Floor Price (as defined in the May 2024 Series A Warrants) shall not be lower than $0.20 and revised the definition of “Material Subsidiary” in Section 3(d) of the May 2024 Series A Warrants to clarify that Applied DNA Clinical Labs LLC is not a Material Subsidiary. Please see Note G – Capital Stock for more information.

NOTE M — SUBSEQUENT EVENTS, continued

Waiver of Standstill in Placement Agency Agreement

As disclosed in Note G above, the Company closed the May 2024 Offering on May 29, 2024. As part of the May 2024 Offering, the Company entered into the May Placement Agency Agreement with Craig-Hallum and Laidlaw. The May 2024 Placement Agency Agreement contains a negative covenant which restricts the Company’s ability to enter into certain equity sales of its securities for a period of time after the closing of the May 2024 Offering without the prior consent of Craig-Hallum (the “Negative Covenant”).

On October 29, 2024, in connection with entering into the October 2024 Offering, the Company and Craig-Hallum entered into a waiver of the Negative Covenant, which permitted the Company to proceed with the October 2024 Offering.

Nasdaq Minimum Bid Price Requirement Deficiency Notification

On November 12, 2024, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of the Company’s Common Stock for the thirty-one (31) consecutive business days from September 27, 2024 to November 11, 2024, the Company no longer meets the requirements of the Bid Price Rule.

The Notification Letter does not impact the Company’s listing on The Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days, or until May 12, 2025, to regain compliance with the Bid Price Rule. To regain compliance, the bid price of the Company’s Common Stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days, with a longer period potentially required by the staff of Nasdaq (the “Staff”). If the Company does not regain compliance with the Bid Price Rule by May 12, 2025, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, no later than ten (10) business days prior to May 12, 2025.

However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

Pursuant to the October Purchase Agreement, the Company is required to effect a reverse stock split of its outstanding shares of Common Stock if, at any time after the Stockholder Approval Date, it is not in compliance with Nasdaq’s Bid Price Rule and has received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Reverse Stock Split”). The Company must effect the Reverse Stock Split within 30 days of the Stockholder Approval Date; provided that if within such 30 day period the Company regains compliance with the Bid Price Rule, the Company shall have no obligation to effect the Reverse Stock Split. The Company intends to implement a reverse stock split of its outstanding securities to regain compliance with the Bid Price Rule and to comply with the provisions of the October Purchase Agreement.

Company’s Announcement of Exploration of Divestiture of Business Segment and Changes to Management Team

On December 17, 2024, that Company announced its intention to restructure its operations to prioritize its Therapeutic DNA Production Services and is exploring the divestiture of its DNA Tagging and Security Products and Service business segment. The Company also announced that Ms. Murrah was named the President of Applied DNA Sciences, Inc. and Mr. Shorrock was named the President of LineaRx, Inc, effective on December 13, 2024. Concurrently on December 13, 2024, Dr. Hayward stepped down as the President of APDN. Dr. Hayward remains as the CEO and Chairman of the Board.