Form 10-Q
period 2024-12-31
APPLIED DNA SCIENCES INC
filed 2025-02-13
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

☐   Yes    ☒    No

On February 11, 2024, the registrant had 55,188,523 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended December 31, 2024

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,294,365	$6,431,095
Accounts receivable, net of allowance for credit losses of $82,723 and $75,000 at December 31, 2024 and September 30, 2024, respectively	911,502	362,013
Inventories	468,580	438,592
Prepaid expenses and other current assets	601,508	815,970
Total current assets	11,275,955	8,047,670

Property and equipment, net	638,483	553,233
Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	607,288	739,162
Total assets	$15,970,701	$12,789,040

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,610,972	$1,793,427
Operating lease liability, current	558,426	545,912
Deferred revenue	217,215	58,785
Total current liabilities	2,386,613	2,398,124

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	194,000
Operating lease liability, long term	48,861	193,249
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	76,000	320,000
Total liabilities	3,421,056	3,820,955

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2024 and September 30, 2024	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of December 31, 2024 and September 30, 2024, 54,111,523 and 10,311,885 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	54,114	10,314
Additional paid in capital	339,918,754	318,805,058
Accumulated deficit	(327,219,390)	(309,672,755)
Applied DNA Sciences, Inc. stockholders’ equity	12,753,478	9,142,617
Noncontrolling interest	(203,833)	(174,532)
Total equity	12,549,645	8,968,085

Total liabilities and equity	$15,970,701	$12,789,040

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues
Product revenues	$495,847	$307,317
Service revenues	374,444	247,147
Clinical laboratory service revenues	326,326	336,700
Total revenues	1,196,617	891,164

Cost of product revenues	264,052	282,545
Cost of clinical laboratory service revenues	248,458	377,522
Total cost of revenues	512,510	660,067

Gross profit	684,107	231,097

Operating expenses:
Selling, general and administrative	2,633,098	3,084,348
Research and development	1,015,010	935,815
Total operating expenses	3,648,108	4,020,163

LOSS FROM OPERATIONS	(2,964,001)	(3,789,066)

Interest income	71,440	33,323
Unrealized gain on change in fair value of warrants classified as a liability	244,000	2,639,000
Other expense, net	(20,152)	(13,538)

Loss before provision for income taxes	(2,668,713)	(1,130,281)

Provision for income taxes	—	—

NET LOSS	$(2,668,713)	$(1,130,281)

Less: Net loss attributable to noncontrolling interest	29,301	25,181
NET LOSS attributable to Applied DNA Sciences, Inc.	$(2,639,412)	$(1,105,100)
Deemed dividend related to warrant modifications	(14,907,223)	(77,757)
NET LOSS attributable to common stockholders	$(17,546,635)	$(1,182,857)
Net loss per share attributable to common stockholders-basic and diluted	$(0.56)	$(1.73)

Weighted average shares outstanding- basic and diluted	31,518,861	683,672

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month Period ended December 31, 2023
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	682,926	$683	$307,397,623	$(302,447,147)	$(78,747)	$4,872,412
Exercise of warrants, cashlessly	105	1	(1)	—	—	—
Stock based compensation expense	—	—	340,705	—	—	340,705
Common stock issued in ATM, net of offering costs	4,397	4	45,562	—	—	45,566
Deemed dividend - warrant repricing	—	—	77,757	(77,757)	—	—
Net loss	—	—	—	(1,105,100)	(25,181)	(1,130,281)
Balance, December 31, 2023	687,428	$688	$307,861,646	$(303,630,004)	$(103,928)	$4,128,402

	Three-Month Period ended December 31, 2024
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2024	10,311,885	$10,314	$318,805,058	$(309,672,755)	$(174,532)	$8,968,085
Exercise of warrants	2,566,164	2,566	506,034	—	—	508,600
Exercise of warrants, cashlessly	20,921,151	20,921	(20,921)	—	—	—
Stock based compensation expense	—	—	28,973	—	—	28,973
Common stock and pre-funded warrants issued in registered direct offering, net of offering costs	20,312,323	20,313	5,692,387	—	—	5,712,700
Deemed dividend - warrant repricing	—	—	14,907,223	(14,907,223)	—	—
Net Loss	—	—	—	(2,639,412)	(29,301)	(2,668,713)
Balance December 31, 2024	54,111,523	54,114	339,918,754	(327,219,390)	(203,833)	12,549,645

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,668,713)	$(1,130,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,580	298,951
Loss on write-off of property and equipment	5,289	—
Unrealized gain on change in fair value of warrants classified as a liability	(244,000)	(2,639,000)
Stock-based compensation	28,973	340,705
Change in provision for bad debts	7,723	—
Change in operating assets and liabilities:
Accounts receivable	(557,212)	(195,254)
Inventories	(29,988)	(47,264)
Prepaid expenses, other current assets and deposits	214,462	(13,712)
Accounts payable and accrued liabilities	(299,618)	(383,423)
Deferred revenue	158,430	11,599

Net cash used in operating activities	(3,326,074)	(3,757,679)

Cash flows from investing activities:
Purchase of property and equipment	(116,879)	—
Net cash used in investing activities	(116,879)	—

Cash flows from financing activities:
Net proceeds from exercise of warrants	508,600	—
Net proceeds from issuance of common stock	5,797,623	45,566
Capitalized transaction costs	—	(80,642)

Net cash provided by (used in) financing activities	6,306,223	(35,076)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,863,270	(3,792,755)
Cash, cash equivalents and restricted cash at beginning of period	7,181,095	7,901,800
Cash, cash equivalents and restricted cash at end of period	$10,044,365	$4,109,045

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Transaction costs included in accounts payable	$84,923	$136,911
Deemed dividend warrant modifications	$14,907,223	$77,757
Warrants issued, cashlessly	$20,921	$—
Property and equipment acquired and included in accounts payable	$32,240	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, as of December 31, 2024, the Company operated in three primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of messenger RNA (“mRNA”) therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”).; and (iii) the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”). The Company’s management engaged in a strategic review of its DNA Tagging and Security Products and Services business segment. As a result of this strategic review, on February 13, 2025, the Company announced it is exiting its DNA Tagging and Security Products and Services business segment. As a result of exiting this segment, during January 2025, the Company completed a workforce reduction of approximately 20% of its total headcount and approximately 13% in annual payroll costs. As a result of these actions, during the three-month period ended March 31, 2025, the Company will incur one-time personnel-related charges of approximately $300,000. The Company will continue to service certain of its existing DNA Tagging and Security Products and Services customer contracts. The Company’s management has also been and currently remains engaged in a strategic review of its MDx Testing Services business segment.

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2024, and for the three-month periods ended December 31, 2024, and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2024 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 17, 2024. The condensed consolidated balance sheet as of September 30, 2024 contained herein has been derived from the audited consolidated financial statements as of September 30, 2024 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences India Private Limited, Applied DNA Clinical Labs, LLC (“ADCL”), Spindle Biotech, Inc., Applied DNA Sciences Europe Limited (which currently has no operations) and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $2,668,713 and generated negative operating cash flow of $3,326,074 for the three-month period ended December 31, 2024. At December 31, 2024, the Company had cash and cash equivalents of $9,294,365. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

December 31, 2024

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

Clinical Laboratory Testing Services

The Company records revenue for its clinical laboratory testing service contracts, which includes its COVID-19 testing services, upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which is when the testing results are released to the customer. For those customers with a fixed monthly fee, the revenue is recognized over-time as the services are provided.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31,	December 31,
	2024	2023
Research and development services (over-time)	$147,441	$77,535
Clinical laboratory testing services (point-in-time)	1,746	12,120
Clinical laboratory testing services (over-time)	324,580	324,580
Product and authentication services (point-in-time):
Supply chain	722,850	467,487
Large Scale DNA Production	—	—
Asset marking	—	9,442
Total	$1,196,617	$891,164

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of December 31, 2024, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of shipments within the DNA Tagging and Security Products and Services segment where the products have been shipped, but the performance obligations have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	December 31,	$
	Balance sheet classification	2024	2024	change
Contract liabilities	Deferred revenue	$252,785	$411,215	$158,430

For the three-month period ended December 31, 2024, the Company recognized $12,285 of revenue that was included in Contract liabilities as of October 1, 2024.

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	December 31,	September 30,
	2024	2024
Cash and cash equivalents	$9,294,365	$6,431,095
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$10,044,365	$7,181,095

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

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three-month periods ended December 31, 2024 and 2023 are as follows:

	2024	2023
Warrants	134,508,816	260,661
Restricted Stock Units	—	14,132
Stock options	107,243	109,451
Total	134,616,059	384,244

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2024, the Company had cash and cash equivalents of approximately $9.1 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three -month period ended December 31, 2024 included an aggregate of 19% from one customer within the MDx Testing Services segment and an aggregate of 42% from two customers within the DNA Tagging and Security Products and Services segment.

The Company’s revenues earned from sale of products and services for the three -month period ended December 31, 2023 included an aggregate of 25% from one customer within the MDx Testing Services segment and an aggregate of 22% from one customer within the DNA Tagging and Security Products and Services segment.

Two customers accounted for 61% of the Company’s accounts receivable at December 31, 2024 and three customers accounted for 60% of the Company’s accounts receivable at September 30, 2024.

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

Therapeutic DNA Production Services — Segment operations consist of the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics, the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics, and large-scale manufacture of linear DNA for use in diagnostics.

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

December 31, 2024

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

As of December 31, 2024, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of October 1, 2024 and updated its segment reporting disclosures accordingly for the three-month periods ended December 31, 2024 and 2023.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 were effective for the Company beginning October 1, 2024. The adoption of ASU 2020-06 did not have a significant impact on the Company’s condensed consolidated financial statements.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2024	2024
	(unaudited)
Raw materials	$98,963	$81,008
Work-in-progress	244,034	221,250
Finished goods	125,583	136,334
Total	$468,580	$438,592

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31,	September 30,
	2024	2024
	(unaudited)
Accounts payable	$1,233,765	$1,165,727
Accrued salaries payable	300,658	509,281
Other accrued expenses	76,549	118,419
Total	$1,610,972	$1,793,427

NOTE E — CAPITAL STOCK

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, the Company closed a registered direct offering (the “October Registered Direct Offering”) in which, pursuant to the Securities Purchase Agreement dated October 30, 2024 (the “October Purchase Agreement”), by and between the Company and certain institutional investors (the “October Purchasers”), the Company issued and sold 19,247,498 shares of the Company’s Common Stock, and pre-funded warrants (“October Pre-Funded Warrants”) to purchase up to 1,065,002 shares of Common Stock, and (ii) in a concurrent private placement (the “October Private Placement”, and together with the October Registered Direct Offering the “October Offering”), unregistered Series C Common Stock Purchase Warrants (“October Series C Warrants”) to purchase up to 20,312,500 shares of Common Stock and unregistered Series D Common Stock Purchase Warrants (“October Series D Warrants”, and together with the October Series C Warrants, the “October Series Warrants”, and, together with the October Pre-Funded Warrants and the October Series C Warrants, the “October Warrants”) to purchase up to 20,312,500 shares of Common Stock. The purchase price for each share of Common Stock and accompanying October Series C Warrant and October Series D Warrant was $0.32 and the purchase price for each October Pre-Funded Warrant and accompanying October Series C Warrant and October Series D Warrant was $0.3199. Craig-Hallum Capital Group LLC (“Craig Hallum”) acted as placement agent in connection with the October Offering.

The Company received net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $5.7 million.

The exercisability of the October Series Warrants and the Placement Agent Warrants (as defined below) will be available only upon receipt of such stockholder approval (“Warrant Stockholder Approval”) as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC. Each October Series C Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the first trading day (the “Stockholder Approval Date”) following the Company’s notice to warrantholders of Warrant Stockholder Approval, and will expire on the five-year anniversary of the Stockholder Approval Date. Each October Series D Warrant has an exercise price of $0.32 per share of Common Stock, will become exercisable upon the Stockholder Approval Date, and will expire on the 18-month anniversary of the Stockholder Approval Date. The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such October Pre-Funded Warrants are exercised in full. All of the pre-funded warrants were exercised during the three-month period ended December 31, 2024. Each October Placement Agent warrant has an exercise price of $0.32, will become exercisable upon the Stockholder Approval date and will expire on October 30, 2029.

Pursuant to that certain engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay Craig-Hallum a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October Offering from sales arranged for by Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of the Placement Agent in connection with the Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to the Placement Agent, or its respective designees, warrants (“Placement Agent Warrants”) to purchase up to 1,015,625 shares of Common Stock (which equals 5.0% of the number of shares of Common Stock and October Pre-Funded Warrants offered).

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE E — CAPITAL STOCK, continued

Registered Direct Offering and Concurrent Private Placement, continued

The Company agreed to hold a special meeting of stockholders to obtain the Warrant Stockholder Approval no later than 90 days after the closing of the Offering (the “Special Meeting”). If the Company does not obtain Warrant Stockholder Approval at the first meeting, the Company is obligated to call a meeting every ninety days thereafter to seek Warrant Stockholder Approval until the earlier of the date on which Warrant Stockholder Approval is obtained or the October Series C Warrants and October Series D Warrants are no longer outstanding. The Company agreed to file a preliminary proxy statement with respect to obtaining Warrant Stockholder Approval at the Special Meeting within 20 days following the closing date of the October Purchase Agreement, and filed such preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on November 14, 2024. Pursuant to a definitive proxy statement filed with the SEC on December 10, 2024, the Company held its Special Meeting of stockholders on January 23, 2025 to obtain Warrant Stockholder Approval. At the Special Meeting less than a quorum of the Company’s common stock was present and thus no action could be taken with respect to Warrant Stockholder Approval. The Special Meeting was adjourned until February 14, 2025 to permit additional solicitation of stockholders and to allow stockholders additional time to vote on Warrant Stockholder Approval.

Under the alternate cashless exercise option of the October Series D Warrants, the holder of an October Series D Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the October Series D Warrant and (y) 1.0. In addition, the October Series D Warrants include a provision that resets their exercise price in the event of a reverse split of our Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the October Series D Warrants, subject to a floor of $0.0634.

The October Series Warrants and the Placement Agent Warrants are not registered under the Securities Act of 1933, as amended (the “Securities Act”). The October Series Warrants and the Placement Agent Warrants were issued, and the shares of Common Stock issuable upon exercise thereof will be issued (unless an effective registration statement is available), in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

Pursuant to the October Purchase Agreement, within 20 calendar days from the date of the October Purchase Agreement, the Company agreed to file a registration statement on Form S-1 providing for the resale by the Purchasers of the shares of Common Stock issuable upon exercise of the October Series Warrants and the Placement Agent Warrants. The registration statement was declared effective by the SEC on January 17, 2025.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE E — CAPITAL STOCK, continued

Registered Direct Offering and Concurrent Private Placement, continued

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE E — CAPITAL STOCK, continued

Amendment to May 2024 Series A Warrants

On October 30, 2024, the Company entered into amendments (the “Warrant Amendments”) with certain holders of an aggregate of 9,153,846 Series A Warrants issued in a transaction which closed in May of 2024 (the “May 2024 Series A Warrants”). The Warrant Amendments amended the May 2024 Series A Warrants to revise the price reset mechanism (the “Price Reset Mechanism”) of the May 2024 Series A Warrants, which, subject to certain exceptions, provided for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of common stock or common stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants. The Warrant Amendments amended the Price Reset Mechanism such that the Floor Price (as defined in the May 2024 Series A Warrants) will not be lower than $0.20. In addition, the Warrant Amendments revised the definition of “Material Subsidiary” in Section 3(d) of the May 2024 Series A Warrants to clarify that Applied DNA Clinical Labs LLC is not a Material Subsidiary.

In connection with the October Registered Direct Offering, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 9,230,769 to 91,890,698 . The exercise price of the May 2024 Series A Warrants was adjusted from $1.99 per share to $0.20 per share with the respect to the May 2024 Series A Warrants amended by the Warrant Amendment and to $0.19 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment. The incremental change in fair value as a result of the modification for the May 2024 Series A Warrants was $14,907,223 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the three-month period ended December 31, 2024. During the three-month period ended December 31, 2024, an aggregate of 2,566,164 May 2024 Series A Warrants to purchase shares of the Company’s Common Stock were exercised, for aggregate total proceeds of approximately $509,000. Subsequent to the three-month period ended December 31, 2024 an additional 1,077,000 May 2024 Series A Warrants were exercised for aggregate total proceeds of approximately $215,400.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE E — CAPITAL STOCK, continued

Nasdaq Minimum Bid Price Requirement Deficiency Notification, continued

Pursuant to the October Purchase Agreement, the Company is required to effect a reverse stock split of its outstanding shares of Common Stock if, after the Stockholder Approval Date, it is not in compliance with Nasdaq’s Bid Price Rule and has received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Reverse Stock Split”). The Company must effect the Reverse Stock Split within 30 days of the Stockholder Approval Date; provided that if within such 30 day period the Company regains compliance with the Bid Price Rule, the Company shall have no obligation to effect the Reverse Stock Split. The Company intends to implement a reverse stock split of its outstanding securities to regain compliance with the Bid Price Rule and to comply with the provisions of the October Purchase Agreement.

NOTE F —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2024	19,748,143	$2.78
Granted	134,596,325	0.24
Exercised	(10,604,883)	1.36
Cancelled or expired	(9,230,769)	1.99
Balance at December 31, 2024	134,508,816	$0.40

During the three-month period ended December 31, 2024, 6,973,717 of the May 2024 Series B Warrants were exercised cashlessly and resulted in the issuance of 20,921,151 shares of the Company’s Common Stock.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”) and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also had 2,500 square feet of laboratory space, which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date and was extended until January 31, 2025. Effective February 1, 2025, the Company extended this lease for 2,000 square feet of laboratory space until January 31, 2026. The base rent for the new lease term will be monthly payments of $8,692 and the lease is terminable by the Company upon one month’s written notice to the landlord. The total rent expense for the three-month periods ended December 31, 2024 and 2023 was $188,558 and $180,916, respectively.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES continued

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s CEO, entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s board of directors (“Board of Directors”). The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods unless either party provides the other with 90 days’ advance written notice of non-renewal. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2024. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. On January 24, 2025, the Company entered into a voluntary letter agreement with the CEO to provide for an 11% reduction to the CEO’s annual base salary, from $450,000 to $400,000, effective as of January 18, 2025 through December 31, 2025. The CEO also agreed to waive any right to resign for “good reason” under his employment agreement with the Company as a result of the foregoing salary reduction.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE H – SEGMENT INFORMATION

As detailed in Note B above, the Company currently has three reportable segments; (1) Therapeutic DNA Production Services, (2) MDx Testing Services, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO CFO and CLO whom, collectively the Company has determined to be our CODM.

Information regarding operations by segment for the three-month period ended December 31, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$87,996	$—	$407,851	$495,847
Service revenues	59,445	—	314,999	$374,444
Clinical laboratory service revenues	—	327,166	—	$327,166
Less intersegment revenues	—	(840)	—	$(840)
Total revenues	$147,441	$326,326	$722,850	$1,196,617
Gross profit	$112,497	$54,246	$517,364	$684,107
Segment operating expenses
Selling, general and administrative	$802,801	$253,085	$708,156	$1,764,042
Research and development	772,325	63,637	137,649	973,611
Total segment operating expenses	$1,575,126	$316,722	$845,805	$2,737,653
(Loss) income from segment operations (a)	$(1,462,629)	$(262,476)	$(328,441)	$(2,053,546)

Information regarding operations by segment for the three-month period ended December 31, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kit	Security Products	Consolidated
Revenues
Product revenues	$—	$—	$307,317	$307,317
Service revenues	77,535	—	169,612	247,147
Clinical laboratory service revenues	—	342,740	—	342,740
Less intersegment revenues	—	(6,040)	—	(6,040)
Total revenues	$77,535	$336,700	$476,929	$891,164
Gross profit	$77,535	$(62,958)	$216,520	$231,097
Segment operating expenses
Selling, general and administrative	740,285	358,677	781,470	1,880,432
Research and development	596,296	74,877	219,353	890,526
Total segment operating expenses	1,336,581	433,554	1,000,823	2,770,958
(Loss) from segment operations (a)	$(1,259,046)	$(496,512)	$(784,303)	$(2,539,861)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(unaudited)

NOTE H – SEGMENT INFORMATION, continued

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows:

	December 31,
	2024	2023
Loss from operations of reportable segments	$(2,053,546)	$(2,539,861)
General corporate expenses (b)	(910,455)	(1,249,205)
Interest income	71,440	33,323
Unrealized gain (loss) on change in fair value of warrants classified as a liability	244,000	2,639,000
Other (expense) income, net	(20,152)	(13,538)
Consolidated loss before provision for income taxes	$(2,668,713)	$(1,130,281)

(a)Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.

(b)General corporate expenses consist of Selling, general and administrative expenses that are not specifically identifiable to a segment.

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

The following table presents the fair value of the Company’s financial instruments as of December 31, 2024 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of December 31, 2024. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2024.

	Fair value at	Valuation	Unobservable	Volatility
	December 31, 2024	Technique	Input	Input
Liabilities:
Common Warrants	$7,000	Monte Carlo simulation	Annualized volatility	170.00%
Series A Warrants	$3,000	Monte Carlo simulation	Annualized volatility	175.00%
Series A Warrants - modified	$4,000	Monte Carlo simulation	Annualized volatility	170.00%
Private Common Warrants	$62,000	Monte Carlo simulation	Annualized volatility	162.50%

The change in fair value of the Common Warrants for the three-month period ended December 31, 2024 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2024	$27,000	$15,000	$16,000	$262,000	$320,000
Change in fair value	(20,000)	(12,000)	(12,000)	(200,000)	(244,000)
Fair Value at December 31, 2024	$7,000	$3,000	$4,000	$62,000	$76,000

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2024, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services;
●	demand for Therapeutic DNA Production Services;
●	demand for MDx Testing Services in light of unknown demand and potential business segment closure or divestiture;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;

●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning restructuring of our business model with an emphasis on Therapeutic DNA Production Services;
●	our expectations regarding the success of the exit of our DNA Tagging and Security Products and Services business;
●	our expectations of when or if we will become profitable;
●	the risk that our stockholders may suffer substantial dilution if certain provisions of our outstanding warrants are utilized;
●	our current non-compliance with Nasdaq’s Bid Price Rule, which in the absence of a reverse split, may lead to delisting, potentially negatively impacting our business, our ability to raise capital, and the market price and liquidity of our Common Stock;
●	the risk that the Reverse Stock Split may decrease the liquidity of our common stock and as a result our common stock may not satisfy the investing requirements of new investors, including institutional investors;
●	the risk that our Laboratory Developed Tests may become subject to additional regulatory requirements due to U.S. Food and Drug Administration (“FDA”) rulemaking activity, and that compliance with such requirements may be expensive and time-consuming, resulting in significant or unanticipated delay; and
●	unknown future market demand for our testing services, including for the Mpox Virus and COVID-19.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	the inherent uncertainties of formulations and treatments that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with clinical trials of product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval, including products that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of our MDx Testing Services (as defined below);
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and

●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Forward-looking statements may include our plans and objectives for future operations, including plans and objectives relating to our products and our future economic performance, projections, business strategy and timing and likelihood of success. Assumptions relating to the forward-looking statements included in this Quarterly Report involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, regulatory outcomes, safety and efficacy, demand for our products and services, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LineaDNA®, Linea™ COVID-19 Diagnostic Assay Kit, safeCircleTM COVID-19 testing and TR8® pharmacogenetic testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of the respective owners.

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA and RNA. Using PCR to enable the production and detection of DNA and RNA, we currently operate in two primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics (“Therapeutic DNA Production Services”); and (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”). Previously, we operated in a third business market: the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”), which, as detailed above, on February 13, 2025, we announced we were exiting. However, we will continue to service certain of our existing DNA Tagging and Security Products and Services customer contracts.

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the sale of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapies.

We will continue to update our business strategy and monitor the use of our resources regarding our various business segments. The Company’s management engaged in a strategic review of its DNA tagging and Security Products and Services business segment. As a result of this strategic review, on February 13, 2025, we announced we are exiting our DNA Tagging and Security Products and Services business segment. As a result of exiting this segment, during January 2025, we completed a workforce reduction of approximately 20% of our total headcount and approximately 13% in annual payroll costs. As a result of these actions, during the three-month period ended March 31, 2025, we will incur one-time personnel-related charges of approximately $300,000. We will continue to service certain of our existing DNA Tagging and Security Products and Services customer contracts. The Company’s management has also been and currently remains engaged in a strategic review of its MDX Testing Services business segment.

We expect that based on available opportunities and our beliefs regarding future opportunities, we will continue to modify and refine our business strategy.

Therapeutic DNA Production Services

Through LRx we are developing and commercializing our LineaDNA and Linea IVT platforms for the sale of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapeutics.

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

As of the fourth quarter of calendar year 2024, there were 4,238 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q4 2024 Quarterly Report). Due to what we believe are the LineaDNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the LineaDNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies although no assurance can be given that we will be successful in exploiting this market opportunity.

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

We believe the key advantages of the LineaDNA platform include:

●	Speed – Production of LineaDNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – LineaDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as the plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in LineaDNA.
●	Simplicity – The production of LineaDNA is streamlined relative to plasmid-based DNA production. LineaDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the LineaDNA platform can be easily chemically modified to suit specific customer applications. In addition, the LineaDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and mRNA therapies, respectively.

Preclinical studies conducted by the Company have shown that LineaDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	DNA vaccines;
●	DNA templates to produce RNA, including mRNA therapeutics;

●	adoptive cell therapy (CAR-T) manufacturing; and
●	Homology-directed repair (HDR)-mediated gene editing.

Further, we believe that LineaDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	clustered regularly interspaced short palindromic repeats-mediated gene therapy; and
●	non-viral gene therapy.

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the fourth quarter of calendar 2024, there were over 450 mRNA therapies under development, with the majority of these therapies (65%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q4 2024 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of DNA critical starting materials and RNAP to produce mRNA therapies.

In August 2022, the Company launched DNA IVT templates manufactured via its LineaDNA platform that have resulted in evaluations of the Company’s IVT templates by numerous therapeutic developers and CDMOs in the United States and the Asia-Pacific. In addition, the Company’s IVT templates are currently under late-stage evaluations by two therapeutic developers and one CDMO for use as DNA templates for the production of mRNA intended for clinical use in calendar year 2025. However, there can be no assurance that related contracts will be entered into. In response to this demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the LineaDNA platform, the Company acquired Spindle Biotech, Inc. (“Spindle”) in July 2023 to potentially increase its mRNA-related total addressable market (“TAM”) to include the manufacture and sale of RNAP for use in conjunction with our LineaDNA IVT templates.

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

According to the Company’s internal modeling, the ability to sell both LineaDNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3x as compared to selling LineaDNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company under an ISO 13485 quality system by Alphazyme, LLC (“Alphazyme”) a third-party CDMO located in the United States, which the Company believes is sufficient for early-stage clinical use of the enzyme. In conjunction with Alphazyme, the Company recently completed manufacturing process development work on its Linea RNAP to increase the production scale of the enzyme and reduce unit costs.

Manufacturing Scale-up

The Company plans to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Currently available
GMP	DNA biologic, drug substance and/or drug product	Planned availability first half of CY 2026 (1) (GMP Site 2)

(1)	Dependent on the availability of future funding.

We are currently manufacturing LineaDNA pursuant to Good Laboratory Practices (“GLP”) and have recently completed the buildout of a fit for purpose manufacturing facility within our current Stony Brook, NY laboratory space capable of producing LineaDNA IVT templates under Good Manufacturing Practices (“GMP”) suitable for use as a critical starting material for clinical and commercial mRNA therapeutics (“GMP Site 1”). GMP site 1 achieved operation status as of January 31, 2025. We also plan to offer additional capacity for LineaDNA IVT templates as well as capacity for LineaDNA materials manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, with availability expected during the first half of calendar year 2026, dependent upon the availability of future funding and customer demand (“GMP Site 2”). GMP is a quality standard used globally and by the FDA to ensure pharmaceutical quality. Drug substances are the pharmaceutically active components of drug products.

Segment Business Strategy

Our business strategy for our Therapeutic DNA Production Services is to capitalize upon the rapid growth of mRNA therapies in the near term via our ability to manufacture LineaDNA IVT templates under GMP at our GMP Site 1, while at the same time laying the basis for additional clinical and commercial applications of LineaDNA with our future planned availability of LineaDNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at planned GMP Site 2. Planned GMP Site 2 may also be used for additional LineaDNA IVT template manufacturing if customer demand exceeds capacity of GMP Site 1. In addition, we believe GMP Site 1 is capable of manufacturing LineaDNA for use as, or incorporation into, a biologic, drug substance, and/or drug product manufacturing via facility upgrades to its existing footprint.

Our current plan is: (i) through our Linea IVT platform and GMP manufacturing capabilities for IVT templates at GMP Site 1 to secure commercial-scale supply contracts with clinical and commercial mRNA and/or self-amplifying mRNA (“sa-RNA”) manufacturers for LineaDNA IVT templates and/or Linea RNAP as critical starting materials; (ii) to utilize our current GLP production capacity for non-IVT template applications to secure supply and/or development contracts with pre-clinical therapy developers that use DNA in their therapy manufacturing, and (iii) upon our development of our planned future LineaDNA production under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product at planned GMP Site 2 and/or our upgrade to GMP Site 1, to convert existing and new LineaDNA customers into large-scale supply contracts to supply LineaDNA for clinical and commercial use as, or incorporation into, a biologic, drug substance and/or drug product in a wide range of nucleic acid therapies. In addition, the Company plans to utilize its current and planned DNA manufacturing capabilities in GMP Site 1 and/or GMP Site 2 to convert new and existing LineaDNA IVT template customers to LineaDNA IVT platform customers to increase the Company’s mRNA-related TAM.

If we were to expand our facilities to enable GMP production of LineaDNA for use as, or incorporation, into a biologic, drug substance and/or drug product as planned for GMP Site 2, the additional CAPEX may be up to approximately $10 million which would require additional funding. We anticipate upgrades to GMP Site 1 to enable the manufacture of LineaDNA for use as, or incorporation into, a biologic, drug substance and/or drug product manufacture to cost less than $1 million. Potential upgrades to GMP Site 1 would not alter its current footprint within our existing laboratory space. We anticipate that a GMP Site 2 would require us to acquire additional space.

MDx Testing Services

Through ADCL, we leverage our expertise in DNA and RNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) Testing Services. ADCL is a NYSDOH clinical laboratory improvement amendments (“CLIA”)-certified laboratory which is currently permitted for virology and genetics (molecular). In providing MDx Testing Services, ADCL employs its own or third-party molecular diagnostic tests.

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

On June 12, 2024 we received full approval from NYSDOH for our PGx Testing Services. Recently published studies showed that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022.We plan to leverage our PGx Testing Services to provide PGx testing services to large entities, self-insured employers and healthcare providers, as well as concierge healthcare providers.

On September 11, 2024, we announced that ADCL launched an expansion of its clinical testing services for the detection of Mpox (formerly monkeypox) to include testing for both Mpox Clade I and Clade II. The launch of the expanded Mpox testing service comes after ADCL’s interaction with relevant regulatory bodies, including the NYSDOH and the FDA. The Company believes that ADCL will be able to support New York and other states’ response to the threat of Mpox. ADCL’s Linea Mpox Virus 1.0 Assay was previously approved as a laboratory-developed test for the detection of Mpox Clade II by NYSDOH in September 2022. In August 2024, ADCL conducted additional validation testing showing the Assay can also detect the genetic sequence of Mpox Clade I, which is the subject of the World Health Organization’s (WHO) August 14, 2024 declaration of a public health emergency of international concern. ADCL will provide the testing service from its CLEP/CLIA molecular diagnostics laboratory in Stony Brook, N.Y. Currently, Mpox instances in the United States are very low and the future path of Mpox is currently unknown. Accordingly, there can be no assurance that we will be able to generate revenue and profits from our approved Mpox testing.

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

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our LineaDNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. The Company’s core DNA Tagging and Security Products and Services, which are currently marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s LineaDNA platform, provide a methodology to authenticate goods within supply chains.
●	fiberTyping® and other product genotyping services use PCR-based DNA detection to determine a cotton species or cultivar, via a product’s naturally occurring DNA sequence for the purposes of product provenance authentication.
●	Isotopic analysis testing services, provided in partnership with third-party labs, use cotton’s carbon, hydrogen and oxygen elements to indicate origin of its fiber through finished goods.

To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton.

As detailed above, on February 13, 2025 the Company announced that it is exiting its DNA Tagging and Security Products and Services business segment. As a result of exiting this business segment, the Company completed a workforce reduction of approximately 20%

of its total headcount. The Company will continue to service certain of its existing DNA Tagging and Security Products and Services customer contracts.

Comparison of Results of Operations for the Three-Month Periods Ended December 31, 2024 and 2023

Revenues

Product revenues

For the three-month periods ended December 31, 2024 and 2023, we generated $495,847 and $307,317 in revenues from product sales, respectively. Product revenue increased by $188,530 or 61% for the three-month period ended December 31, 2024 as compared to the three-month period ended December 31, 2023. The increase in product revenues was due to a net increase in our DNA Tagging and Security Products and Services segment relating to an increase of approximately $174,000 year over year in cotton DNA tagging revenue, offset by a decrease of approximately $44,000 in sales to a nutraceutical customer. We also experienced an increase of approximately $88,000 relating to our large-scale DNA manufacturing business and the timing of related orders within our Therapeutic DNA Production Services segment.

Service Revenues

For the three-month periods ended December 31, 2024 and 2023, we generated $374,444 and $247,147 in revenues from sales of services, respectively. The increase in service revenues of $127,297 or 52% for the three-month period ended December 31, 2024, as compared to the same period in the prior fiscal year is attributable to an increase of $156,000 within our DNA Tagging and Security Products and Services segment due to an increase in our textile isotopic testing services. This increase was offset by a decrease of approximately $18,000 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Clinical Laboratory Service Revenues

For the three-month periods ended December 31, 2024 and 2023, we generated $326,326 and $336,700 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $10,374 or 3% for the three-month period ended December 31, 2024 as compared to the same period in the prior fiscal year is attributable to a decrease in COVID surveillance testing.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended December 31, 2024, increased by $453,010 or 196% from $231,097 for the three-month period ended December 31, 2023 to $684,107. The gross profit percentage was 57% and 26% for the three-month periods ended December 31, 2024 and 2023, respectively. The increase in gross profit percentage was primarily the result of product mix, as during the three-months ended December 31, 2024, the majority of our product revenue was for the shipment of DNA for cotton tagging, which is at a higher gross margin compared to the product sales during the same period in the prior fiscal year. To a lesser extent, the improvement in gross profit percentage was due to higher product revenues during the three-month period ended December 31, 2024 as compared to the same period in the prior fiscal year. The higher volume of product revenues in the current period was able to absorb the fixed costs that are included in cost of product revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended December 31, 2024 decreased by $451,250 or 15% to $2,633,098 as compared to $3,084,348 for the three-month period ended December 31, 2023. The decrease is attributable to a decrease in stock-based compensation expense of approximately $312,000, which primarily relates to the timing of the annual non-employee board of director grant that vests one-year from the date of grant, which was granted during the second quarter of fiscal 2023. Additional decreases related to a decrease in consulting expense of approximately $115,000. The decrease in consulting expense was from the closure of our APDN Europe subsidiary within our DNA Tagging and Security Products and Services segment, as well as a decrease in consulting expense from our MDX Testing Services segment.

Research and Development

Research and development expenses increased to $1,015,010 for the three-month period ended December 31, 2024 from $935,815 for the three-month period ended December 31, 2023, an increase of $79,195 or 8%. This increase is primarily due to an increase of approximately $375,000 for the development of an enzyme for use in our Therapeutic DNA Production Services segment, offset by a decrease of approximately $77,000 for consultants being utilized for cGMP readiness during the prior year period. Additional offsets included a decrease in depreciation expense associated with laboratory equipment becoming fully depreciated period over period of approximately $94,000, service contract decreases of $68,000 as well as a payroll expense decrease of approximately $50,000.

Interest income

Interest income for the three-month period ended December 31, 2024 increased $38,117 or 114% to $71,440 as compared to $33,323 in the three-month period ended December 31, 2023 due to interest earned on our money market accounts.

Other expense, net

Other expense, net for the three-month periods ended December 31, 2024 and 2023, was $20,152 and $13,538, respectively.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three-month periods ended December 31, 2024 and 2023 was $244,000 and $2,639,000, respectively, which relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price.

Loss from operations

Loss from operations decreased $825,065, or 22% to $2,964,001 for the three-month period ended December 31, 2024 compared to $3,789,066 for the three-month period ended December 31, 2023 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2024, we had working capital of $8,889,342. For the three-month period ended December 31, 2024, we used cash in operating activities of $3,326,074 consisting primarily of our loss of $2,668,713 net with non-cash adjustments of $58,580 in depreciation and amortization charges, $244,000 in unrealized gain on change in fair value of warrants classified as a liability, $28,973 in stock-based compensation expense, and $7,723 in provision for bad debts. Additionally, we had a net increase in operating assets of 372,738 and a net decrease in operating liabilities of $141,188. At December 31, 2024, we had cash and cash equivalents of $9,294,365.

We have recurring net losses. We incurred a net loss of $2,668,713 and generated negative operating cash flow of $3,326,074 for the three-month period ended December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

As discussed in Note E, to our condensed consolidated financial statements, on October 31, 2024, we closed on a registered direct offering and received net proceeds, after deducting placement agent fees and other offering expenses payable by us, of approximately $5.7 million.

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

Clinical Laboratory Testing Services

The Company records revenue for its clinical laboratory testing service contracts, which includes its COVID-19 testing services, upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which is when the testing results are released to the customer. For those customers with a fixed monthly fee, the revenue is recognized over-time as the services are provided.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 17, 2024, and as updated and supplemented in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

October 2024 Offering

On October 30, 2024, the Company entered into a purchase agreement with certain institutional investors (the “October Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a registered direct offering and concurrent private placement (the “Offering”) (i) 19,247,498 shares of the Company’s Common Stock, (ii) pre-funded warrants to purchase up to 1,065,002 shares of Common Stock, (iii) Series C warrants to purchase up to 20,312,500 shares of Common Stock (“Series C Warrants”), (iv) Series D warrants to purchase up to 20,312,500 shares of Common Stock (“Series D Warrants”) and (v) Placement Agent warrants to purchase up to 1,015,625 shares of Common Stock (“Placement Agent Warrants”, and, with the Series C Warrants and Series D Warrants, the “Private Placement Warrants”).

The Company received gross proceeds from the Offering, before deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $6.5 million.

Each of the Private Placement Warrants were not registered under the Securities Act and were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

Pursuant to the Purchase Agreement, within 20 calendar days from the date of the Purchase Agreement, the Company agreed to file a registration statement on Form S-1 providing for the resale by the purchasers in the Offering of the shares of Common Stock issuable upon exercise of the Private Placement Warrants. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 50 calendar days following the closing date of the Purchase Agreement (or 90 calendar days following the closing date of the Purchase Agreement in the event that the Commission requires the Company to include its audited year-end financial statements for the fiscal year ended September 30, 2024 in such registration statement) and to keep such registration statement effective at all times until no Purchaser owns any Private Placement Warrants or shares of Common Stock issuable upon exercise thereof. The registration statement was filed on November 19, 2024 and became effective on January 17, 2025.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Sixth Certificate of Amendment, effective Thursday, April 25, 2024	1	3.1	333-278890	05/15/2024
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-laws, effective November 7, 2024	S-1	3.2	333-283315	11/19/2024
4.1	Form of Pre-Funded Warrant	8-K	4.1	001-36745	10/30/2024
4.2	Form of Series C Common Stock Purchase Warrant	8-K	4.2	001-36745	10/30/2024
4.3	Form of Series D Common Stock Purchase Warrant	8-K	4.3	001-36745	10/30/2024
4.4	Form of Placement Agent Warrant	8-K	4.4	001-36745	10/30/2024
10.1	Form of Securities Purchase Agreement, dated October 30, 2024, by and between Applied DNA Sciences, Inc. and the parties thereto	8-K	10.1	001-36745	10/30/2024
10.2	Form of Warrant Amendment	8-K	10.2	001-36745	10/30/2024
10.3	Waiver of Negative Covenant	8-K	10.3	001-36745	10/30/2024
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

Applied DNA Sciences, Inc.

Dated: February 13, 2025	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 13, 2025	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)