Form 10-Q
period 2025-03-31
APPLIED DNA SCIENCES INC
filed 2025-05-15
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐   Yes    ☒    No

On May 12, 2025, the registrant had 6,497,790 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended March 31, 2025

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,823,260	$6,431,095
Accounts receivable, net of allowance for credit losses of $82,723 and $75,000 at March 31, 2025 and September 30, 2024, respectively	689,887	362,013
Inventories	348,866	438,592
Prepaid expenses and other current assets	568,398	815,970
Total current assets	8,430,411	8,047,670

Property and equipment, net	683,887	553,233
Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	472,390	739,162
Total assets	$13,035,663	$12,789,040

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,409,628	$1,793,427
Operating lease liability, current	472,390	545,912
Deferred revenue	12,285	58,785
Total current liabilities	1,894,303	2,398,124

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	194,000
Operating lease liability, long term	—	193,249
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	7,570	320,000
Total liabilities	2,811,455	3,820,955

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2025 and September 30, 2024	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of March 31, 2025 and September 30, 2024; 6,331,410 and 206,324 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	6,331	206
Additional paid in capital	364,896,649	318,815,166
Accumulated deficit	(354,442,994)	(309,672,755)
Applied DNA Sciences, Inc. stockholders’ equity	10,459,986	9,142,617
Noncontrolling interest	(235,778)	(174,532)
Total equity	10,224,208	8,968,085

Total liabilities and equity	$13,035,663	$12,789,040

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,		Six months Ended March 31,
	2025	2024	2025	2024
Revenues
Product revenues	$548,638	$393,125	$1,044,485	$700,442
Service revenues	214,184	205,486	588,628	452,633
Clinical laboratory service revenues	220,552	331,020	546,878	667,720
Total revenues	983,374	929,631	2,179,991	1,820,795

Cost of product revenues	367,304	340,301	631,356	622,846
Cost of clinical laboratory service revenues	245,223	293,679	493,681	671,201
Total cost of revenues	612,527	633,980	1,125,037	1,294,047

Gross profit	370,847	295,651	1,054,954	526,748

Operating expenses:
Selling, general and administrative	2,983,284	3,000,208	5,616,382	6,084,557
Research and development	849,358	913,194	1,864,368	1,849,009
Total operating expenses	3,832,642	3,913,402	7,480,750	7,933,566

LOSS FROM OPERATIONS	(3,461,795)	(3,617,751)	(6,425,796)	(7,406,818)

Interest income	60,340	15,352	131,780	48,676
Transaction costs allocated to warrant liabilities	—	(633,198)	—	(633,198)
Unrealized gain on change in fair value of warrants classified as a liability	68,430	1,765,000	312,430	4,404,000
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	(394,000)	—	(394,000)
Loss on issuance of warrants	—	(1,633,767)	—	(1,633,767)
Other (expense) income, net	(3,095)	4,581	(23,247)	(8,957)

Loss before provision for income taxes	(3,336,120)	(4,493,783)	(6,004,833)	(5,624,064)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,336,120)	$(4,493,783)	$(6,004,833)	$(5,624,064)

Less: Net loss attributable to noncontrolling interest	31,945	23,309	61,246	48,490
NET LOSS attributable to Applied DNA Sciences, Inc.	$(3,304,175)	$(4,470,474)	$(5,943,587)	$(5,575,574)
Deemed dividend related to warrant modifications	(23,919,429)	(155,330)	(38,826,652)	(233,087)
NET LOSS attributable to common stockholders	$(27,223,604)	$(4,625,804)	$(44,770,239)	$(5,808,661)
Net loss per share attributable to common stockholders-basic and diluted	$(15.35)	$(265.45)	$(33.82)	$(373.55)

Weighted average shares outstanding- basic and diluted	1,773,086	17,426	1,323,913	15,550

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Six-Month Period ended March 31, 2024
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	13,659	$14	$307,398,292	$(302,447,147)	$(78,747)	$4,872,412
Exercise of warrants, cashlessly	2	—	—	—	—	—
Stock based compensation expense	—	—	340,705	—	—	340,705
Common stock issued in ATM, net of offering costs	88	—	45,566	—	—	45,566
Deemed dividend - warrant repricing	—	—	77,757	(77,757)	—	—
Net Loss	—	—	—	(1,105,100)	(25,181)	(1,130,281)
Balance December 31, 2023	13,749	14	307,862,320	(303,630,004)	(103,928)	4,128,402
Common stock issued in ATM, net of offering costs	88	—	18,831	—	—	18,831
Common stock issued in Registered direct offering, net of offering costs	3,228	3	158	—	—	161
Stock based compensation expense	—	—	171,004	—	—	171,004
Share issued upon restricted stock vesting	283	—	—	—	—	—
Deemed dividend - warrant repricing	—	—	155,330	(155,330)	—	—
Net loss	—	—	—	(4,470,474)	(23,309)	(4,493,783)
Balance, March 31, 2024	17,348	$17	$308,207,643	$(308,255,808)	$(127,237)	$(175,385)

	Six-Month Period ended March 31, 2025
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2024	206,324	$206	$318,815,166	$(309,672,755)	$(174,532)	$8,968,085
Exercise of warrants	51,323	51	508,549	—	—	508,600
Exercise of warrants, cashlessly	418,419	418	(418)	—	—	—
Stock based compensation expense	—	—	28,973	—	—	28,973
Common stock and pre-funded warrants issued in registered direct offering, net of offering costs	406,250	406	5,712,294	—	—	5,712,700
Deemed dividend - warrant repricing	—	—	14,907,223	(14,907,223)	—	—
Net Loss	—	—	—	(2,639,412)	(29,301)	(2,668,713)
Balance December 31, 2024	1,082,316	1,081	339,971,787	(327,219,390)	(203,833)	12,549,645

Exercise of warrants	450,040	450	983,722	—	—	984,172
Exercise of warrants, cashlessly	4,722,672	4,723	(4,723)	—	—	—
Stock based compensation expense	—	—	26,511	—	—	26,511
Deemed dividend - warrant repricing	—	—	23,919,429	(23,919,429)	—	—
Adjustment for reverse split	76,382	77	(77)	—	—	—
Net loss	—	—	—	(3,304,175)	(31,945)	(3,336,120)
Balance, March 31, 2025	6,331,410	$6,331	$364,896,649	$(354,442,994)	$(235,778)	$10,224,208

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,004,833)	$(5,624,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,255	485,277
Loss on write-off of property and equipment	5,212	—
Unrealized gain on change in fair value of warrants classified as a liability	(312,430)	(4,404,000)
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	—	394,000
Transaction costs allocated to warrant liabilities	—	633,198
Loss on issuance of warrants	—	1,633,767
Stock-based compensation	55,484	511,709
Change in provision for bad debts	5,423	—
Change in operating assets and liabilities:
Accounts receivable	(423,297)	(153,350)
Inventories	89,726	(5,916)
Prepaid expenses, other current assets and deposits	247,572	(81,043)
Accounts payable and accrued liabilities	(394,721)	(332,100)
Deferred revenue	43,500	(25,150)

Net cash used in operating activities	(6,511,109)	(6,967,672)

Cash flows from investing activities:
Purchase of property and equipment	(302,198)	(14,828)
Net cash used in investing activities	(302,198)	(14,828)

Cash flows from financing activities:
Net proceeds from exercise of warrants	1,492,772	—
Net proceeds from issuance of common stock	5,712,700	2,980,340

Net cash provided by financing activities	7,205,472	2,980,340

Net increase (decrease) in cash, cash equivalents and restricted cash	392,165	(4,002,160)
Cash, cash equivalents and restricted cash at beginning of period	7,181,095	7,901,800
Cash, cash equivalents and restricted cash at end of period	$7,573,260	$3,899,640

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Transaction costs included in accounts payable	$—	$111,747
Deemed dividend warrant modifications	$38,826,652	$233,087
Warrants issued, cashlessly	$5,141	$—
Property and equipment acquired and included in accounts payable	$10,923	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). Using polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, the Company currently operates in two primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of messenger RNA (“mRNA”) therapeutics (“Therapeutic DNA Production Services”); and (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”). Previously, the Company operated in a third business market: the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”). On February 13, 2025, the Company announced it was exiting its DNA Tagging and Security Products and Services business. As a result of exiting this market, during January 2025, the Company completed a workforce reduction of approximately 20% of its total headcount and approximately 13% in annual payroll costs. As a result of these actions, during the three-month period ended March 31, 2025 and through April 2025, the Company incurred one-time personnel-related charges of approximately $305,000. The Company continues to strategically exit contracts relating to its DNA Tagging and Security Products and Services segment pursuant to applicable terms and conditions and currently plans to continue to service certain of its existing DNA Tagging and Security Products and Services customer contracts. The Company’s management has also been and currently remains engaged in a strategic review of its MDx Testing Services business segment.

On March 13, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifty (1:50) reverse stock split of its common stock, par value $0.001 per share, effective at 12:01 a.m. on March 14, 2025 (the “March 2025 Reverse Split”). All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the March 2025 Reverse Split. Please see Note E for more information.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2025, and for the three and six-month periods ended March 31, 2025, and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2024 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2024. The condensed consolidated balance sheet as of September 30, 2024 contained herein has been derived from the audited consolidated financial statements as of September 30, 2024 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences India Private Limited (which currently has no operations), Applied DNA Clinical Labs, LLC (“ADCL”), Spindle Biotech, Inc., Applied DNA Sciences Europe Limited (which currently has no operations) and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $6,004,833 and generated negative operating cash flow of $6,511,109 for the six-month period ended March 31, 2025. At March 31, 2025, the Company had cash and cash equivalents of $6,823,260. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MARCH 31, 2025

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

Clinical Laboratory Testing Services

The Company records revenue for its clinical laboratory testing service contracts, which includes its COVID-19 testing services and pharmacogenomic testing services, upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which is when the testing results are released to the customer. For those customers with a fixed monthly fee, the revenue is recognized over-time as the services are provided.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31,	March 31,
	2025	2024
Research and development services (over-time)	$133,547	$65,200
Clinical laboratory testing services (point-in-time)	—	6,440
Clinical laboratory testing services (over-time)	220,552	324,580
Product and authentication services (point-in-time):
Supply chain	290,229	275,259
Large Scale DNA Production	333,662	258,152
Asset Marking	5,384	—
Total	$983,374	$929,631

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

	Six Month Period Ended:
	March 31,	March 31,
	2025	2024
Research and development services (over-time)	$280,989	$142,735
Clinical laboratory testing services (point-in-time)	1,746	18,560
Clinical laboratory testing services (over-time)	545,132	649,160
Product and authentication services (point-in-time):
Supply chain	1,013,078	742,746
Large Scale DNA Production	333,662	258,152
Asset marking	5,384	9,442
Total	$2,179,991	$1,820,795

Contract balances

As of March 31, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	March 31,	$
	Balance sheet classification	2024	2025	change
Contract liabilities	Deferred revenue	$252,785	$206,285	$46,500

For the three and six-month periods ended March 31, 2025, the Company recognized $9,600 and $21,885, respectively, of revenue that was included in contract liabilities as of October 1, 2024.

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	March 31,	September 30,
	2025	2024
Cash and cash equivalents	$6,823,260	$6,431,095
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$7,573,260	$7,181,095

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six-month periods ended March 31, 2025 and 2024 are as follows:

	2025	2024
Warrants	12,780,471	16,501
Stock options	2,124	2,187
Total	12,782,595	18,688

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2025, the Company had cash and cash equivalents of approximately $6.7 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended March 31, 2025 included an aggregate of 34% and 15% from two customers within the Therapeutic DNA Production Services and the MDx Testing Services segments, respectively. The Company’s revenue earned from the sale of products and services for the six-month period ended March 31, 2025 included an aggregate of 20%, 17%, and 15%, from three customers within the DNA Tagging and Security Products and Services, MDx Testing Services and Therapeutic DNA Production Services segments, respectively.

The Company’s revenues earned from sale of products and services for the three and six-month periods ended March 31, 2024 included an aggregate of 24% and 25% from one customer, respectively within the MDx Testing Services segment and an aggregate of 28% and 14%, respectively from one customer within the Therapeutic DNA Production Services segment. Four customers accounted for 79% of the Company’s accounts receivable at March 31, 2025 and three customers accounted for 60% of the Company’s accounts receivable at September 30, 2024.

Warrant Liabilities

The Company evaluates its issued warrants in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of certain of its warrant agreements, the instruments do not qualify for equity treatment. As such, certain of the Company’s issued warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Segment Reporting

The Company has three reportable segments: (1) Therapeutic DNA Production Services; (2) MDx Testing Services; and (3) DNA Tagging and Security Products and Services. Resources are allocated by the Company’s Chief Executive Officer (“CEO”), Chief Operating Officer and President of the Company (“COO”), Chief Financial Officer (“CFO”) and Chief Legal Officer and President of LineaRx, Inc. (“CLO”) whom, collectively, the Company has determined to be our Chief Operating Decision Maker (“CODM”). The following is a brief description of our reportable segments.

Therapeutic DNA Production Services — Segment operations consist of the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid - based therapeutics, the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics, and large-scale manufacture of linear DNA for use in diagnostics.

MDx Testing Services — Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx Testing Services, ADCL offers COVID-19 testing services and pharmacogenomics testing services that were approved by the New York State Department of Health (“NYSDOH”) during June 2024.

DNA Tagging and Security Products and Services — Segment operations consist of the manufacture and detection of DNA for industrial supply chains and security services. As discussed above, on February 13, 2025, the Company announced it was exiting its DNA Tagging and Security Products and Services business segment. The Company continues to strategically exit contracts relating to this segment and currently plans to continue to service certain of its existing DNA Tagging and Security Products and Services customer contracts.

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

The development and determination of the unobservable inputs, as well as the valuation policies and procedures for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

As of March 31, 2025, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses, that requires public companies provide additional disclosure of the nature of expenses included in the income statement. This ASU requires disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance is effective within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application, early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated statement of operations and on its disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of October 1, 2024 and updated its segment reporting disclosures accordingly for the three and six-month periods ended March 31, 2025 and 2024.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2025	2024
	(unaudited)
Raw materials	$122,869	$81,008
Work-in-progress	221,250	221,250
Finished goods	4,747	136,334
Total	$348,866	$438,592

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31,	September 30,
	2025	2024
	(unaudited)
Accounts payable	$885,050	$1,165,727
Accrued salaries payable	450,045	509,281
Other accrued expenses	74,533	118,419
Total	$1,409,628	$1,793,427

NOTE E — CAPITAL STOCK

Reverse Stock Split

On September 30, 2024, the Company held its annual shareholders’ meeting where its stockholders approved a proposal to grant the Company’s Board of Directors discretionary authority for twelve months to amend the Company’s Certificate of Incorporation to authorize a reverse stock split in the range from one-for five to one-for fifty. The Company’s Board of Directors determined on March 3, 2025 that the split ratio would be one-for-fifty shares.

The March 2025 Reverse Split was effected as of 12:01 a.m. Eastern Time on Friday, March 14, 2025 and combined each fifty shares of the Company’s outstanding common stock into one share of common stock, without any change in the par value per share. Moreover, the March 2025 Reverse Split correspondingly adjusted: (i) the per share exercise price and the number of shares issuable upon the exercise of all outstanding options; and (ii) the number of shares underlying any of our outstanding warrants by adjusting the conversion ratio for each instrument and increasing the applicable exercise price or conversion price in accordance with the terms of each instrument and based on the reverse stock split ratio. No fractional shares were issued in connection with the March 2025 Reverse Split. Any fractional shares resulting from the March 2025 Reverse Split were rounded up to the nearest whole share.

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, the Company closed a registered direct offering (the “October Registered Direct Offering”) in which, pursuant to the Securities Purchase Agreement dated October 30, 2024 (the “October Purchase Agreement”), by and between the Company and certain institutional investors (the “October Purchasers”), the Company issued and sold 384,950 shares of the Company’s Common Stock and pre-funded warrants (“October Pre-Funded Warrants”) to purchase up to 21,300 shares of Common Stock, and (ii) in a concurrent private placement (the “October Private Placement”, and together with the October Registered Direct Offering the “October Offering”), unregistered Series C Common Stock Purchase Warrants (“October Series C Warrants”) to purchase up to 406,250 shares of Common Stock and unregistered Series D Common Stock Purchase Warrants (“October Series D Warrants”, and together with the October Series C Warrants, the “October Series Warrants”, and, together with the October Pre-Funded Warrants and the October Series C Warrants, the “October Warrants”) to purchase up to 406,250 shares of Common Stock. The purchase price for each share of Common Stock and accompanying October Series C Warrant and October Series D Warrant was $16.00 and the purchase price for each October Pre-Funded Warrant and accompanying October Series C Warrant and October Series D Warrant was $16.00. Craig-Hallum Capital Group LLC (“Craig Hallum”) acted as placement agent in connection with the October Offering.

The Company received net proceeds from the October Registered Direct Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $5.7 million.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE E — CAPITAL STOCK, continued

Registered Direct Offering and Concurrent Private Placement, continued

The exercisability of the October Series Warrants and the Placement Agent Warrants (as defined below) will be available only upon receipt of such stockholder approval (“Warrant Stockholder Approval”) as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC. Each October Series C Warrant has an exercise price of $16.00 per share of Common Stock, will become exercisable upon the first trading day (the “Stockholder Approval Date”) following the Company’s notice to warrantholders of Warrant Stockholder Approval, and will expire on the five-year anniversary of the Stockholder Approval Date. Each October Series D Warrant has an exercise price of $16.00 per share of Common Stock, will become exercisable upon the Stockholder Approval Date, and will expire on the 18-month anniversary of the Stockholder Approval Date. The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such October Pre-Funded Warrants are exercised in full. All of the pre-funded warrants were exercised during the six-month period ended March 31, 2025. Each October Placement Agent warrant has an exercise price of $16.00, will become exercisable upon the Stockholder Approval Date and will expire on October 30, 2029.

Pursuant to that certain engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay Craig-Hallum a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October Offering from sales arranged for by Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of Craig-Hallum in connection with the October Registered Direct Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to Craig-Hallum, or its respective designees, warrants (“Placement Agent Warrants”) to purchase up to 20,313 shares of Common Stock (which equals 5.0% of the number of shares of Common Stock and October Pre-Funded Warrants offered).

The Company agreed to hold a special meeting of stockholders to obtain the Warrant Stockholder Approval no later than 90 days after the closing of the October Registered Direct Offering and, if Warrant Stockholder Approval is not obtained at such meeting, to call a meeting every 90 days thereafter to seek Warrant Stockholder Approval until the earlier of the date on which Warrant Stockholder Approval is obtained or the October Series C Warrants and October Series D Warrants are no longer outstanding. The Company agreed to file a preliminary proxy statement with respect to obtaining Warrant Stockholder Approval at such special meeting of stockholders within 20 days following the closing date of the October Purchase Agreement, and filed such preliminary proxy statement with the SEC on November 14, 2024. Pursuant to a definitive proxy statement filed with the SEC on December 10, 2024, the Company held a special meeting of stockholders on January 23, 2025, but the meeting was adjourned until February 14, 2025 and then subsequently adjourned until February 28, 2025 as a result of a failure to receive the required quorum to hold such meeting. At the February 28, 2025 re-convening of the special meeting of stockholders, the Company again failed to receive the required quorum to hold the meeting. As such, the Company is now seeking to obtain Warrant Stockholder Approval at the Annual Meeting of Stockholders to be held on May 22, 2025.

Under the alternate cashless exercise option of the October Series D Warrants, the holder of an October Series D Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the October Series D Warrant and (y) 1.0. In addition, the October Series D Warrants include a provision that resets their exercise price in the event of a reverse split of our Common Stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the October Series D Warrants, subject to a floor of $3.17.

On March 14, 2025, the Company completed the March 2025 Reverse Stock Split. As a result, the exercise price reset mechanism was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the October Series D Warrants increasing from 406,250 to 2,050,472. The exercise price of the October Series D Warrants was adjusted from $16.00 per share to $3.17 per share.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Amendment to May 2024 Series A Warrants

On October 30, 2024, the Company entered into amendments (the “Warrant Amendments”) with certain holders of an aggregate of 183,077 Series A Warrants issued in a transaction which closed in May of 2024 (the “May 2024 Series A Warrants”). The Warrant Amendments amended the May 2024 Series A Warrants to revise the price reset mechanism (the “Price Reset Mechanism”) of the May 2024 Series A Warrants, which, subject to certain exceptions, provided for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of common stock or common stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants. The Warrant Amendments amended the Price Reset Mechanism such that the Floor Price (as defined in the May 2024 Series A Warrants) will not be lower than $10.00. In addition, the Warrant Amendments revised the definition of “Material Subsidiary” in Section 3(d) of the May 2024 Series A Warrants to clarify that Applied DNA Clinical Labs LLC is not a Material Subsidiary.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE E — CAPITAL STOCK, continued

Amendment to May 2024 Series A Warrants, continued

In connection with the October Registered Direct Offering, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 184,615 to 1,837,814. The exercise price of the May 2024 Series A Warrants was adjusted from $99.50 per share to $10.00 per share with the respect to the May 2024 Series A Warrants amended by the Warrant Amendment and to $9.50 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment. As a result of the March 2025 Reverse Stock Split, the exercise price reset mechanism was triggered for the May 2024 Series A Warrants, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series A Warrants increasing from 436,923 to 9,835,143. The exercise price of the May 2024 Series A Warrants was adjusted from $10.00 per share for the amended May 2024 Series A Warrants and $9.50 per share for the May 2024 Series A Warrants that were not amended to $1.79 per share for all of the May 2024 Series A warrants.

May 2024 Series B Warrants Price and Share Adjustment

As a result of the March 2025 Reverse Stock Split, the exercise price reset mechanism was triggered for the May 2024 Series B Warrants, which resulted in the number of shares of Common Stock issuable upon exercise of the May 2024 Series B Warrants increasing from 45,141 to 2,445,282. The exercise price of the May 2024 Series B Warrants was adjusted from $99.50 per share to $1.79 per share.

The incremental change in fair value as a result of the modifications for the May 2024 Series A Warrants, the May 2024 Series B Warrants and the October 2024 Series D Warrants for the three and six-month periods ended March 31, 2025 was $23,919,429 and $38,826,652, respectively, and is recorded as a deemed dividend in the condensed consolidated statement of operations.

Nasdaq Minimum Bid Price Requirement Deficiency Notification

On November 12, 2024, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of the Company’s Common Stock for the thirty-one (31) consecutive business days from September 27, 2024 to November 11, 2024, the Company no longer met the requirements of the Bid Price Rule. The Notification Letter did not impact the Company’s listing on The Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days, or until May 12, 2025, to regain compliance with the Bid Price Rule.

On April 7, 2025, the Company received written notice (the “Compliance Notice”) from Nasdaq informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that, from March 14, 2025 to April 4, 2025, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Pursuant to the October Purchase Agreement, the Company is required to effect a reverse stock split of its outstanding shares of Common Stock if, after the Stockholder Approval Date, it is not in compliance with Nasdaq’s Bid Price Rule and has received a deficiency letter from the Listing Qualifications Department of Nasdaq and the Company’s stockholders have previously approved a reverse split. The Company must effect such reverse stock split within 30 days of the Stockholder Approval Date; provided that if within such 30-day period the Company regains compliance with the Bid Price Rule, the Company shall have no obligation to effect such reverse stock split.  If required to regain and/or maintain compliance with the Bid Price Rule and subject to stockholder approval of the reverse split proposal at the Annual Meeting of Stockholders, the Company intends to implement a reverse stock split of its outstanding securities to regain and/or maintain compliance with the Bid Price Rule and to comply with the provisions of the October Purchase Agreement.  The closing price of the Company’s common stock is currently below $1.00.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE F —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock. See Note E for details on the warrant activity during the six-month period ended March 31, 2025.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2024	394,965	$139.00
Granted	17,022,826	2.48
Exercised	(2,236,362)	1.74
Cancelled or expired	(2,400,958)	3.04
Balance at March 31, 2025	12,780,471	$3.90

During the three and six-month periods ended March 31, 2025, 1,574,224 and 1,713,698, respectively, of the May 2024 Series B Warrants were exercised cashlessly and resulted in the issuance of 4,722,672 and 5,141,091 shares of the Company’s Common Stock, respectively.

During the three and six-month periods ended March 31, 2025, an aggregate of 450,040 and 501,363  May 2024 Series A Warrants to purchase shares of the Company’s Common Stock were exercised, respectively, for aggregate total proceeds of $984,172 for the three-month period ended March 31, 2025 and aggregate total proceeds of $1,492,772 for the six-month period ended March 31, 2025. Subsequent to March 31, 2025 an additional 8,319 May 2024 Series A Warrants were exercised for aggregate total proceeds of approximately $15,000.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”) and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also had 2,500 square feet of laboratory space, for which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space was one year from the commencement date and was extended until January 31, 2025. Effective February 1, 2025, the Company extended this lease for 2,000 square feet of laboratory space until January 31, 2026. On February 28, 2025, the Company vacated one of its laboratory suites and currently leases 1,000 square feet under this lease amendment. The base rent for the new lease term is monthly payments of $4,346 and the lease is terminable by the Company upon one month’s written notice to the landlord. The total rent expense for the three and six-month periods ended March 31, 2025 was $178,612 and $364,582, respectively.

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

MARCH 31, 2025

(unaudited)

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE H – SEGMENT INFORMATION

As detailed in Note B above, the Company has three reportable segments: (1) Therapeutic DNA Production Services; (2) MDx Testing Services; and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO, CFO and CLO whom, collectively, the Company has determined to be our CODM.

Information regarding operations by segment for the three-month period ended March 31, 2025 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$419,412	$—	$129,226	$548,638
Service revenues	47,797	—	166,387	$214,184
Clinical laboratory service revenues	—	221,272	—	$221,272
Less intersegment revenues	—	(720)	—	$(720)
Total revenues	$467,209	$220,552	$295,613	$983,374

Gross profit	$290,735	$(52,283)	$132,395	$370,847

Segment operating expenses
Selling, general and administrative	$1,053,968	$298,839	$329,904	$1,682,711
Research and development	652,473	73,129	60,127	785,729
Total segment operating expenses	$1,706,441	$371,968	$390,031	$2,468,440
Loss from segment operations (a)	$(1,415,706)	$(424,251)	$(257,636)	$(2,097,593)

Information regarding operations by segment for the three-month period ended March 31, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$258,152	$—	$134,973	$393,125
Service revenues	65,200	—	140,286	205,486
Clinical laboratory service revenues	—	335,580	—	335,580
Less intersegment revenues	—	(4,560)	—	(4,560)
Total revenues	323,352	331,020	275,259	929,631

Gross profit	190,588	18,515	86,548	295,651

Segment operating expenses
Selling, general and administrative	$778,297	$246,839	$371,887	$1,397,023
Research and development	577,740	70,267	214,713	862,720
Total segment operating expenses	$1,356,037	$317,106	$586,600	$2,259,743
Loss from segment operations (a)	(1,165,449)	(298,591)	(500,052)	(1,964,092)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE H – SEGMENT INFORMATION, continued

Information regarding operations by segment for the six-month period ended March 31, 2025 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$507,408	$—	$537,077	$1,044,485
Service revenues	107,242	—	481,386	$588,628
Clinical laboratory service revenues	—	548,438	—	$548,438
Less intersegment revenues	—	(1,560)	—	$(1,560)
Total revenues	$614,650	$546,878	$1,018,463	$2,179,991

Gross profit	$403,233	$1,963	$649,758	$1,054,954

Segment operating expenses
Selling, general and administrative	$1,856,769	$551,924	$1,038,060	$3,446,753
Research and development	1,424,798	136,766	197,776	1,759,340
Total segment operating expenses	$3,281,567	$688,690	$1,235,836	$5,206,093
(Loss) income from segment operations (a)	$(2,878,334)	$(686,727)	$(586,078)	$(4,151,139)

Information regarding operations by segment for the six-month period ended March 31, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$258,152	$—	$442,290	$700,442
Service revenues	142,735	—	309,898	452,633
Clinical laboratory service revenues	—	678,320	—	678,320
Less intersegment revenues	—	(10,600)	—	(10,600)
Total revenues	$400,887	$667,720	$752,188	$1,820,795

Gross profit	$268,123	$(44,443)	$303,068	$526,748

Segment operating expenses
Selling, general and administrative	$1,518,582	$605,516	$1,153,357	$3,277,455
Research and development	1,174,036	145,144	434,066	1,753,246
Total segment operating expenses	$2,692,618	$750,660	$1,587,423	$5,030,701
(Loss) income from segment operations (a)	$(2,424,495)	$(795,103)	$(1,284,355)	$(4,503,953)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE H – SEGMENT INFORMATION, continued

Reconciliation of loss from segment operations to Corporate loss for the three-month periods ended March 31, 2025 and 2024 is as follows:

	March 31,
	2025	2024
Loss from operations of reportable segments	$(2,097,593)	$(1,964,092)
General corporate expenses (b)	(1,364,202)	(1,653,659)
Interest income	60,340	15,352
Unrealized gain on change in fair value of warrants classified as a liability	68,430	1,765,000
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	(394,000)
Transaction costs allocated to warrant liabilities	—	(633,198)
Loss on issuance of warrants	—	(1,633,767)
Other (expense) income, net	(3,095)	4,581
Consolidated loss before provision for income taxes	$(3,336,120)	$(4,493,783)

Reconciliation of loss from segment operations to Corporate loss for the six-month periods ended March 31, 2025 and 2024 is as follows:

	March 31,
	2025	2024
Loss from operations of reportable segments	$(4,151,139)	$(4,503,953)
General corporate expenses (b)	(2,274,657)	(2,902,865)
Interest income	131,780	48,676
Unrealized gain on change in fair value of warrants classified as a liability	312,430	4,404,000
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	(394,000)
Transaction costs allocated to warrant liabilities	—	(633,198)
Loss on issuance of warrants	—	(1,633,767)
Other (expense) income, net	(23,247)	(8,957)
Consolidated loss before provision for income taxes	$(6,004,833)	$(5,624,064)
(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of selling, general and administrative expenses that are not specifically identifiable to a segment.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The following table presents the fair value of the Company’s financial instruments as of March 31, 2025 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of March 31, 2025. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2025.

	Fair value at	Valuation	Unobservable	Volatility
	March 31, 2025	Technique	Input	Input
Liabilities:
Common Warrants	$1,000	Monte Carlo simulation	Annualized volatility	177.50%
Series A Warrants	$140	Monte Carlo simulation	Annualized volatility	182.50%
Series A Warrants - modified	$430	Monte Carlo simulation	Annualized volatility	177.50%
Private Common Warrants	$6,000	Monte Carlo simulation	Annualized volatility	165.00%

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the three-month period ended March 31, 2025 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at January 1, 2025	$7,000	$3,000	4,000	62,000	$76,000
Change in fair value	(6,000)	(2,860)	(3,570)	(56,000)	(68,430)
Fair Value at March 31, 2025	$1,000	$140	$430	$6,000	$7,570

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the six-month period ended March 31, 2025 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2024	$27,000	$15,000	$16,000	$262,000	$320,000
Change in fair value	(26,000)	(14,860)	(15,570)	(256,000)	(312,430)
Fair Value at March 31, 2025	$1,000	$140	$430	$6,000	$7,570

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our identification of a material weakness in our internal control over financial reporting;
●	our business strategy and the timing of our expansion plans, including the development of new production facilities for our Therapeutic DNA Production Services;
●	demand for Therapeutic DNA Production Services;
●	demand for MDx Testing Services in light of unknown demand and potential business segment closure or divestiture;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;

●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning restructuring of our business model with an emphasis on Therapeutic DNA Production Services;
●	our expectations of when or if we will become profitable;
●	the risk that our stockholders may suffer substantial dilution if certain provisions of our outstanding warrants are utilized;
●	the reverse stock split may decrease the liquidity of the shares of our common stock and the resulting market price of our common stock may not attract or satisfy the investing requirements of new investors, including institutional investors;
●	the risk that our common stock may be delisted from Nasdaq if we fail to comply with the $1.00 minimum price requirement even if we implement future stock splits. The closing price of our common stock is currently below $1.00 per share;
●	the risk that any stock splits we may implement in the future may decrease our liquidity and the price of our common stock;
●	the potential impact of amended Nasdaq Listing Rules 5810 and 5815, which may in certain circumstances prevent the Company from utilizing reverse stock splits to regain compliance with Nasdaq Listing Rules;
●	the risk that our Laboratory Developed Tests (“LDTs”) may become subject to additional regulatory requirements due to U.S. Food and Drug Administration (“FDA”) rulemaking activity, and that compliance with such requirements may be expensive and time-consuming, resulting in significant or unanticipated delays;
●	the unknown future markets for our MDx Testing Services, including without limitation, testing for mpox virus, COVID-19, pharmacogenomics and, if approved by NSYDOH, influenza A (H5) virus, also known as H5 bird flu; and
●	any impacts from current global, economic, sovereign and political conditions and uncertainties, including the effects of, and uncertainty regarding new or proposed tariff or trade regulations.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	the inherent uncertainties of formulations and treatments that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with clinical trials of product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates, including product candidates that utilize our Therapeutic DNA Production Services;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval, including products that utilize our Therapeutic DNA Production Services;

●	the inherent uncertainties associated with the commercialization of our MDx Testing Services;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA and RNA. Using PCR to enable the production and detection of DNA and RNA, we currently operate in two primary business markets: (i) the enzymatic manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics (including biologics and drugs), as well as the development and sale of a proprietary RNAP for use in the production of mRNA therapeutics ; and (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services. Previously, we operated in a third business market: the manufacture and detection of DNA for industrial supply chains and security services, which, as detailed below, on February 13, 2025, we announced we were exiting.

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the sale of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapies.

We will continue to update our business strategy and monitor the use of our resources regarding our various business segments. Our management engaged in a strategic review of our DNA Tagging and Security Products and Services business segment. As a result of this strategic review, on February 13, 2025, we announced we were exiting our DNA Tagging and Security Products and Services business. As a result of exiting this segment, during January 2025, we completed a workforce reduction of approximately 20% of our total headcount and approximately 13% in annual payroll costs. As a result of these actions, during the three-month period ended March 31, 2025 and through April 2025, we incurred one-time personnel-related charges of approximately $305,000. We continue to strategically exit contracts related to our DNA Tagging and Security Products and Services segment pursuant to applicable terms and conditions and currently plan to continue to service certain of our existing DNA Tagging and Security Products and Services customer contracts. The Company’s management has also been and currently remains engaged in a strategic review of its MDx Testing Services business segment.

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

As of the first quarter of calendar year 2025, there were 4,418 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2025 Quarterly Report). Due to what we believe are the LineaDNA platform’s numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the LineaDNA platform to supplant legacy manufacturing methods in the manufacture of nucleic acid-based therapies although no assurance can be given that we will be successful in exploiting this market opportunity.

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

Linea IVT Platform

The number of mRNA therapies under development is growing at a rapid rate, thanks in part to the success of the mRNA COVID-19 vaccines. mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires DNA as a starting material. As of the first quarter of calendar 2025, there were over 450 mRNA therapies under development, with the majority of these therapies (65%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2025 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of DNA critical starting materials and RNAP to produce mRNA therapies. In August 2022, the Company launched DNA IVT templates manufactured via its LineaDNA platform that have resulted in evaluations of the Company’s IVT templates by numerous therapeutic developers and CDMOs in the United States and the Asia-Pacific.  The Company is currently producing research use only IVT templates for CDMOs located in the United States and Japan.  However, there can be no assurance that the Company will enter into related long-term contracts. In response to this perceived demand, the continued growth of the mRNA therapeutic market, and the unique abilities of the LineaDNA platform, the Company acquired Spindle Biotech, Inc. (“Spindle”) in July 2023 to potentially increase its mRNA-related total addressable market (“TAM”) to include the manufacture and sale of RNAP for use in conjunction with our LineaDNA IVT templates.

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

According to the Company’s internal modeling, the ability to sell both Linea DNA IVT templates and Linea RNAP under the Linea IVT platform potentially increases the Company’s mRNA-related TAM by approximately 3x as compared to selling LineaDNA IVT templates alone, while also providing a more competitive offering to the mRNA manufacturing market. Currently, Linea RNAP is produced for the Company under an ISO 13485 quality system by Alphazyme, LLC (“Alphazyme”) a third-party CDMO located in the United States,  which the Company believes is sufficient for early-stage clinical use of the enzyme.  In conjunction with Alphazyme, the Company completed in calendar year 2024 manufacturing process and scale-up development work on its Linea RNAP to increase production scale of the enzyme and reduce costs.

Manufacturing Scale-up

The Company plans to offer several quality grades of Linea DNA, each of which will have different permitted uses.

Quality Grade	Permitted Use	Company Status
GLP	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Currently available
GMP	DNA biologic, drug substance and/or drug product	Planned availability first half of CY 2026 (1) (GMP Site 2 or upgrade of GMP Site 1)

(1)	Dependent on the availability of future funding.

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

MDx Testing Services

Through ADCL, we leverage our expertise in DNA and RNA detection via PCR to provide and develop clinical molecular diagnostics and genetic testing services. ADCL is a NYSDOH clinical laboratory improvement amendments (“CLIA”)-certified laboratory which is currently permitted for virology and genetics (molecular). In providing MDx Testing Services, ADCL employs its own or third-party molecular diagnostic tests.

ADCL currently has the ability to offer testing services for pharmacogenomics, COVID-19 and mpox. On March 26, 2025, ADCL submitted a validation package to NYSDOH to expand its testing services to the detection and subtyping of influenza A (H5) virus, also known as H5 bird flu.

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

On June 12, 2024 we received full approval from NYSDOH for our PGx Testing Services. Recently published studies showed that population-scale PGx enabled medication management can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022.We plan to leverage our PGx Testing Services to provide PGx testing services to large entities, self-insured employers and other types of healthcare providers.  Currently, ADCL is undertaking a strategic review of its commercialization of PGx Testing Services, including, but not limited to creating subpanels for targeted indications.

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

On March 26, 2025 we announced that ADCL had submitted a validation package to the NYSDOH to request approval as a laboratory-developed test (LDT) for a PCR-based assay for the detection and subtyping of influenza A (H5) virus, also known as H5 bird flu, highly pathogenic avian influenza, or H5N1 (collectively “H5 bird flu”). ADCL’s Linea™ Avian Influenza H5 Dx assay (“AIH5 Dx”) is a highly sensitive, multi-target diagnostic assay capable of detecting and discriminating between pan-influenza A and H5 bird flu. The timeline for NYSDOH’s review of the Company’s validation package is unknown, as is whether such approval will be granted. No testing for H5 bird flu can be performed by ADCL until full approval is received from NYSDOH. Further, there can be no assurance that we will be able to generate revenue and profits if and when NYSDOH approval of our test for H5 bird flu is granted.

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

Comparison of Results of Operations for the Three -Month Periods Ended March 31, 2025 and 2024

Revenues

Product revenues

For the three-month periods ended March 31, 2025 and 2024, we generated $548,638 and $393,125 in revenues from product sales, respectively. Product revenues increased by $155,513 or 40% for the three-month period ended March 31, 2025 as compared to the three-month period ended March 31, 2024. The increase in product revenues was primarily related to an increase of approximately $161,000 due to the timing of orders from our large-scale DNA manufacturing business within our Therapeutic DNA Production Services segment.

Service Revenues

For the three-month periods ended March 31, 2025 and 2024, we generated $214,184 and $205,486 in revenues from sales of services, respectively.  The increase in service revenues of $8,698 or 4% for the three-month period ended March 31, 2025, as compared to the same period in the prior fiscal year is attributable to an increase of $26,000 within our DNA Tagging and Security Products and Services segment due to an increase in our textile isotopic testing services.  This increase was offset by a decrease of  approximately $17,000 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Clinical Laboratory Service Revenues

For the three-month periods ended March 31, 2025 and 2024, we generated $220,552 and $331,020 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $110,468 or 33% for the three-month period ended March 31, 2025 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID surveillance testing, as two customer contracts stopped testing during the three-month period ended March 31, 2025.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended March 31, 2025, increased by $75,196 or 25% from $295,651 for the three-month period ended March 31, 2024 to $370,847. The gross profit percentage was 38% and 32% for the three-month periods ended March 31, 2025 and 2024, respectively. The improvement in gross profit percentage was primarily the result of product mix, as during the three-month period ended March 31, 2025, the majority of our product revenue was for the shipment of large-scale DNA production, which is at a higher gross margin compared to the product sales during the same period in the prior fiscal year. To a lesser extent, the improvement in gross profit percentage was due to higher product revenues during the three-month period ended March 31, 2025 as compared to the same period in the prior fiscal year. The higher volume of product revenues in the current period was able to better absorb the fixed costs that are included in cost of product revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2025 decreased by $16,924 or 1% to $2,983,284 as compared to $3,000,208 for the three-month period ended March 31, 2024. The decrease is attributable to a decrease in deferred offering costs incurred for the ATM transaction that were written off during the prior fiscal year period when the ATM facility was terminated of $217,000, as well as a decrease in stock-based compensation expense of approximately $144,000.  These decreases were offset by increases in expenses related to the March 2025 Reverse Split and the special stockholders’ meetings and adjournments of approximately $113,000, and an increase of approximately $140,000 in franchise taxes.

Research and Development

Research and development expenses decreased to $849,358 for the three-month period ended March 31, 2025 from $913,194 for the three-month period ended March 31, 2024, a decrease of $63,836 or 7%. This decrease was attributable to decreased payroll charges of $51,000 as well as decreased consulting charges of $35,190 relating to a development project during the prior three-month period within the Therapeutic DNA Production Services segment, as well as a net decrease in service contracts of approximately $16,000. These decreases were offset by an increase in laboratory supplies of approximately $71,000 for the development of an enzyme within our Therapeutic DNA Production Services segment.

Interest income

Interest income for the three-month period ended March 31, 2025 increased $44,988 or 293% to $60,340 as compared to $15,352 in the three-month period ended March 31, 2024 due to interest earned on our money market accounts.

Transaction costs allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the three-month period ended March 31, 2024 were $633,198. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three-month periods ended March 31, 2025 and 2024 was $68,430 and $1,765,000, respectively, which relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification of $394,000 for the three-month period ended March 31, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing transaction.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the three-month period ended March 31, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Other (expense) income, net

Other (expense) income, net for the three-month periods ended March 31, 2025 and 2024, was expense of $3,095 and income of  $4,581, respectively.

Loss from operations

Loss from operations decreased 155,956, or 4% to $3,461,795 for the three-month period ended March 31, 2025 compared to $3,617,751 for the three-month period ended March 31, 2024 due to the factors noted above.

Comparison of Results of Operations for the Six-Month Periods Ended March 31, 2025 and 2024

Revenues

Product revenues

For the six-month periods ended March 31, 2025 and 2024, we generated $1,044,485 and $700,442 in revenues from product sales, respectively. Product revenue increased by $344,043 or 49% for the six-month period ended March 31, 2025 as compared to the same period in the prior fiscal year. The increase in product revenues was primarily within our Therapeutic DNA Production Services segment for an increase in shipments for our large-scale DNA manufacturing business of approximately $249,000, as well as a net increase of approximately $95,000 within our DNA Tagging and Security Products and Services segment primarily attributable to an increase of approximately $233,000 year over year in cotton DNA tagging revenue, offset by a decrease of approximately $87,000 in sales to a nutraceutical customer.

Service revenues

For the six-month periods ended March 31, 2025 and 2024 we generated $588,628 and $452,633 in revenues from sales of services, respectively.  The increase in service revenues of $135,995 or 30% for the six-month period ended March 31, 2025, as compared to the same period in the prior fiscal year is attributable to increases of approximately $193,000 for isotopic testing services for textiles within our DNA Tagging and Security Products and Services segment, offset primarily by a decrease of approximately $35,000 related to research and development projects within our Therapeutic DNA Production Services segment.

Clinical laboratory service revenues

For the six-month periods ended March 31, 2025 and 2024, we generated $546,878 and $667,720 in revenues from our clinical laboratory testing services, respectively. The decrease in clinical laboratory service revenues of $120,842 or 18% for the six-month period ended March 31, 2025 as compared to the same period in the prior fiscal year is attributable to a decrease from COVID testing services, as two customer contracts stopped testing during February, 2025.

Cost and Expenses

Gross Profit

Gross profit for the six-month period ended March 31, 2025, increased by $528,206 or 100% from $526,748 for the six-month period ended March 31, 2024 to $1,054,954. The gross profit percentage was 48% and 29% for the six-month periods ended March 31, 2025 and 2024, respectively. The increase in gross profit percentage was primarily the result of higher product revenues during the six-month period ended March 31, 2025 as compared to the same period in the prior fiscal year. The higher volume of product revenues in the current period was able to better absorb the fixed costs that are included in cost of product revenues.  To a lesser extent, the improved gross profit percentage was due to product mix, as during the six-months ended March 31, 2025, the majority of our product revenue was for the shipment of DNA for cotton tagging within our DNA Tagging and Security Products and Services segment, which is at a higher gross margin compared to the product sales during the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended March 31, 2025 decreased by $468,175 or 8% to $5,616,382 as compared to $6,084,557 for the six-month period ended March 31, 2024. The decrease is attributable to a decrease in stock-based compensation expense of approximately $455,000, which primarily relates to the timing of the annual non-employee board of director grant that vests one-year from the date of grant, which was granted during the second quarter of fiscal 2023. Additional decreases related to a decrease in consulting expense of approximately $158,000. The decrease in consulting expense was from the closure of our APDN Europe subsidiary within our DNA Tagging and Security Products and Services segment, as well as a decrease in consulting expense from our MDx Testing Services segment.  These decreases were offset by an increase in expenses of approximately $168,000 related to the March 2025 Reverse Split and the special stockholders’ meeting and adjournments.

Research and Development

Research and development expenses remained fairly consistent at $1,864,368 for the six-month period ended March 31, 2025 compared to $1,849,009 for the six-month period ended March 31, 2024, an increase of $15,359 or 1%.

Interest income

Interest income for the six-month period ended March 31, 2025 increased $83,104 or 171% to $131,780 as compared to $48,676 in the six-month period ended March 31, 2024 due to interest earned on our money market accounts, which had higher cash balances during the current period.

Transaction costs allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the six-month period ended March 31, 2024 was $633,198. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of Common Warrants for the six -month period ended March 31, 2025 and 2024 was $312,430 and $4,404,000, respectively, and relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification of $394,000 for the six-month period ended March 31, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing transaction.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the six-month period ended March 31, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Other (expense) income , net

Other (expense) income, net for the six-month periods ended March 31, 2025 and 2024, was income of $23,247 and $8,957, respectively.

Loss from operations

Loss from operations decreased 981,022, or 13% to $6,425,796 for the six-month period ended March 31, 2025 compared to $7,406,818 for the six-month period ended March 31, 2024 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2025, we had working capital of $6,536,108. For the six-month period ended March 31, 2025, we used cash in operating activities of $6,511,109 consisting primarily of our loss of $6,004,833 net with non-cash adjustments of $177,255 in depreciation and amortization charges, $312,430 in unrealized gain on change in fair value of warrants classified as a liability, $5,212 in write-off of property and equipment, and $55,484 in stock-based compensation expense. Additionally, we had a net increase in operating assets of $85,999 and a net decrease in operating liabilities of $351,221. At March 31, 2025, we had cash and cash equivalents of $6,823,260.

We have recurring net losses. We incurred a net loss of $6,004,833 and generated negative operating cash flow of $6,511,109 for the six-month period ended March 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

As discussed in Note E to our condensed consolidated financial statements, on October 31, 2024, we closed on a registered direct offering and received net proceeds, after deducting placement agent fees and other offering expenses payable by us, of approximately $5.7 million.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as of March 31, 2025. The material weakness is further described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the review of our condensed consolidated financial statements for the three and six-month periods ended March 31, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the three and six-month periods ended March 31, 2025, the material weakness related to the controls around the preparation and review of the inputs utilized in fair value calculations, specifically as it related to warrant modifications. Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our consolidated financial statements for any prior interim period. We also developed a remediation plan for this material weakness which is described below.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that this material weakness is remediated as soon as possible. To remediate this material weakness, we have implemented controls to ensure that all inputs in our fair value calculations agree to the underlying documents and are properly reviewed. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, other than the plan discussed above under “Remediation of Material Weakness,” there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

In order for a stockholder proposal to be considered for inclusion in the Company’s proxy statement for the 2026 annual meeting of stockholders, the written proposal must have been received by the Corporate Secretary at the address below no earlier than January 22, 2026 and no later than February 21, 2026. In the event that the annual meeting of stockholders is called for a date that is not within 30 days before or after the first anniversary of the date of this year’s annual meeting, the proposal must be received no later than a reasonable time before the Company begins to print and mail its proxy materials. The proposal will also need to comply with the SEC’s regulations under Rule 14a - 8 under the Exchange Act regarding the inclusion of stockholder proposals in company sponsored proxy materials. Proposals should have been addressed to:

Corporate Secretary

Applied DNA Sciences, Inc.

50 Health Sciences Drive

Stony Brook, New York 11790

For a stockholder proposal that is not intended to be included in the proxy statement for the 2026 annual meeting of stockholders, or if you want to nominate a person for election as a director, you must provide written notice to the Corporate Secretary at the address above. The Secretary must receive this notice not earlier than January 22, 2026 and no later than February 21, 2026. However, if our 2026 annual meeting of stockholders is held more than 30 days before or more than 60 days after May 22, 2026, then the Secretary must receive this notice not earlier than the close of business on the 120th day prior to the date of our 2025 annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which we make a public announcement of the date of the meeting. The notice of a proposed item of business must provide information as required in our bylaws which, in general, require that the notice include for each matter a brief description of the matter to be brought before the meeting; the reason for bringing the matter before the meeting; the text of the proposal or matter; your name, address, and number of shares you own beneficially or of record; and any material interest you have in the proposal.

Effective September 1, 2022, Rule 14a - 19 under the Exchange Act requires the use of a universal proxy card in contested director elections. Under this “universal proxy rule,” a stockholder intending to engage in a director election contest with respect to an annual meeting of stockholders must give the Company notice of its intent to solicit proxies by providing the name (s) of the stockholder’s nominee (s) and certain other information at least 60 calendar days prior to the anniversary of the previous year’s annual meeting date, or March 23, 2026 (except that, if the Company did not hold an annual meeting during the previous year, or if the date of the meeting has changed by more than 30 calendar days from the previous year, then notice must be provided by the later of 60 calendar days prior to the date of the annual meeting or the 10th calendar day following the day on which public announcement of the date of the annual meeting is first made by the Company).

The notice of a proposed director nomination must provide information and documentation as required in our bylaws which, in general, require that the notice of a director nomination include the information about the nominee that would be required to be disclosed in the solicitation of proxies for the election of a director under federal securities laws; the nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected; a description of any transaction or arrangement during the last three years between the stockholder making the nomination and the nominee in which the nominee had a direct or indirect material interest; and a completed and signed questionnaire, together with a written representation and agreement that such nominee is not and will not become a party to certain voting commitments. A copy of the bylaw requirements will be provided upon request to the Corporate Secretary at the address above.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Sixth Certificate of Amendment, effective Thursday, April 25, 2024	S-1	3.1	333-278890	05/15/2024
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-laws, effective November 7, 2024	S-1	3.2	333-283315	11/19/2024
3.3	Form of Seventh Certificate of Amendment to the Certificate of Incorporation	8-K	3.1	001-36745	03/12/2025
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

Applied DNA Sciences, Inc.

Dated: May 15, 2025	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 15, 2025	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)