Form 10-Q
period 2025-06-30
APPLIED DNA SCIENCES INC
filed 2025-08-14
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

☐   Yes    ☒    No

On August 12, 2025, the registrant had 1,291,465 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2025

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,727,677	$5,852,363
Accounts receivable, net of allowance for credit losses of $80,423 and $75,000 at June 30, 2025 and September 30, 2024, respectively	199,047	328,252
Inventories	338,723	432,725
Prepaid expenses and other current assets	338,447	756,185
Current assets of discontinued operations	25,008	678,146
Total current assets	5,628,902	8,047,671

Property and equipment, net	511,203	458,895
Noncurrent assets of discontinued operations	11,264	94,337
Other assets:
Restricted cash	750,000	750,000
Intangible assets	2,698,975	2,698,975
Operating right of use asset	334,402	739,162
Total assets	$9,934,746	$12,789,040

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,564,707	$1,737,366
Operating lease liability, current	334,403	545,912
Deferred revenue	12,285	58,785
Current liabilities of discontinued operations	124,565	56,061
Total current liabilities	2,035,960	2,398,124

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	194,000	194,000
Operating lease liability, long term	—	193,249
Deferred tax liability, net	684,115	684,115
Warrants classified as a liability	1,160	320,000
Total liabilities	2,946,702	3,820,955

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2025 and September 30, 2024	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of June 30, 2025 and September 30, 2024; 901,500 and 13,755 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	902	14
Additional paid in capital	381,150,267	318,815,358
Accumulated deficit	(373,888,601)	(309,672,755)
Applied DNA Sciences, Inc. stockholders’ equity	7,262,568	9,142,617
Noncontrolling interest	(274,524)	(174,532)
Total equity	6,988,044	8,968,085

Total liabilities and equity	$9,934,746	$12,789,040

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended June 30,		Nine months Ended June 30,
	2025	2024	2025	2024
Revenues
Product revenues	$195,262	$246,644	$1,239,747	$947,086
Service revenues	109,131	226,145	697,759	678,777
Total revenues	304,393	472,789	1,937,506	1,625,863

Cost of product revenues	299,263	230,188	930,619	853,034

Gross profit	5,130	242,601	1,006,887	772,829

Operating expenses:
Selling, general and administrative	2,930,627	2,635,863	8,423,602	8,440,919
Research and development	768,563	913,031	2,632,931	2,762,040
Total operating expenses	3,699,190	3,548,894	11,056,533	11,202,959

LOSS FROM OPERATIONS	(3,694,060)	(3,306,293)	(10,049,646)	(10,430,130)

Interest income	40,267	29,688	168,762	33,989
Transaction costs allocated to warrant liabilities	—	—	—	(633,198)
Unrealized gain on change in fair value of warrants classified as a liability	6,410	5,160,000	318,840	9,564,000
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	—	—	(394,000)
Loss on issuance of warrants	—	—	—	(1,633,767)
Other expense, net	(531)	(103)	(23,778)	(9,060)

(Loss) income before provision for income taxes	(3,647,914)	1,883,292	(9,585,822)	(3,502,166)

Provision for income taxes	—	—	—	—

Net (loss) income from continuing operations	$(3,647,914)	$1,883,292	$(9,585,822)	$(3,502,166)
Net loss from discontinued operations, net of tax	(336,195)	(33,791)	(403,120)	(272,397)

NET (LOSS) INCOME	$(3,984,109)	$1,849,501	$(9,988,942)	$(3,774,563)

Less: Net loss attributable to noncontrolling interest	38,746	30,295	99,992	78,785
NET (LOSS) INCOME attributable to Applied DNA Sciences, Inc.	$(3,945,363)	$1,879,796	$(9,888,950)	$(3,695,778)
Deemed dividend related to warrant modifications	(15,500,244)	—	(54,326,896)	(233,087)
NET (LOSS) INCOME attributable to common stockholders	$(19,445,607)	$1,879,796	$(64,215,846)	$(3,928,865)

Net (loss) income per share attributable to common stockholders-basic and diluted from continuing operations	$(33.41)	$1,191.52	$(255.14)	$(4,862.32)
Net loss per share attributable to common stockholders-basic and diluted from discontinued operations	(0.59)	(21.04)	(1.61)	(362.23)
Net (loss) income per share attributable to common stockholders-basic and diluted	$(34.00)	$1,170.48	$(256.75)	$(5,224.55)

Weighted average shares outstanding- basic and diluted	572,018	1,606	250,107	752

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Nine-Month Period ended June 30, 2024
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	911	$1	$307,398,305	$(302,447,147)	$(78,747)	$4,872,412
Exercise of warrants, cashlessly	—	—	—	—	—	—
Stock based compensation expense	—	—	340,705	—	—	340,705
Common stock issued in ATM, net of offering costs	6	—	45,566	—	—	45,566
Deemed dividend - warrant repricing	—	—	77,757	(77,757)	—	—
Net Loss	—	—	—	(1,105,100)	(25,181)	(1,130,281)
Balance December 31, 2023	917	1	307,862,333	(303,630,004)	(103,928)	4,128,402
Common stock issued in ATM, net of offering costs	6	—	18,831	—	—	18,831
Common stock issued in Registered direct offering, net of offering costs	215	—	161	—	—	161
Stock based compensation expense	—	—	171,004	—	—	171,004
Share issued upon restricted stock vesting	19	—	—	—	—	—
Deemed dividend - warrant repricing	—	—	155,330	(155,330)	—	—
Net loss	—	—	—	(4,470,474)	(23,309)	(4,493,783)
Balance, March 31, 2024	1,157	$1	$308,207,659	$(308,255,808)	$(127,237)	$(175,385)

Common stock and pre-funded warrants issued in public offering, net of offering costs	967	1	10,525,062	—	—	10,525,063
Stock based compensation expense	—	—	30,336	—	—	30,336
Exercise of warrants	11,501	12	4,928	—	—	4,940
Adjustment for reverse split	113	—	—	—	—	—
Net income	—	—	—	1,879,796	(30,295)	1,849,501
Balance, June 30, 2024	13,738	$14	$318,767,985	$(306,376,012)	$(157,532)	$12,234,455

	Nine-Month Period ended June 30, 2025
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2024	13,755	$14	$318,815,358	$(309,672,755)	$(174,532)	$8,968,085
Exercise of warrants	3,422	3	508,597	—	—	508,600
Exercise of warrants, cashlessly	27,895	28	(28)	—	—	—
Stock based compensation expense	—	—	28,973	—	—	28,973
Common stock and pre-funded warrants issued in registered direct offering, net of offering costs	27,083	27	5,712,673	—	—	5,712,700
Deemed dividend - warrant repricing	—	—	14,907,223	(14,907,223)	—	—
Net Loss	—	—	—	(2,639,412)	(29,301)	(2,668,713)
Balance December 31, 2024	72,155	72	339,972,796	(327,219,390)	(203,833)	12,549,645

Exercise of warrants	30,003	30	984,142	—	—	984,172
Exercise of warrants, cashlessly	314,845	315	(315)	—	—	—
Stock based compensation expense	—	—	26,511	—	—	26,511
Deemed dividend - warrant repricing	—	—	23,919,429	(23,919,429)	—	—
Adjustment for reverse split	5,092	5	(5)	—	—	—
Net loss	—	—	—	(3,304,175)	(31,945)	(3,336,120)
Balance, March 31, 2025	422,095	$422	$364,902,558	$(354,442,994)	$(235,778)	$10,224,208

Exercise of warrants	138,557	139	722,917	—	—	723,056
Exercise of warrants, cashlessly	267,236	267	(267)	—	—	—
Stock based compensation expense	—	—	24,889	—	—	24,889
Deemed dividend - warrant repricing	—	—	15,500,244	(15,500,244)	—	—
Adjustment for reverse split	73,612	74	(74)	—	—	—
Net loss	—	—	—	(3,945,363)	(38,746)	(3,984,109)
Balance, June 30, 2025	901,500	$902	$381,150,267	$(373,888,601)	$(274,524)	$6,988,044

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,988,942)	$(3,774,563)
Net loss from discontinued operations	(403,120)	(272,397)
Net loss from continuing operations	$(9,585,822)	$(3,502,166)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	255,601	388,560
Loss on write-off of property and equipment	5,212	—
Unrealized gain on change in fair value of warrants classified as a liability	(318,840)	(9,564,000)
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	—	394,000
Transaction costs allocated to warrant liabilities	—	633,198
Loss on issuance of warrants	—	1,633,767
Stock-based compensation	80,373	542,045
Change in provision for bad debts	5,423	—
Change in operating assets and liabilities:
Accounts receivable	33,782	(231,325)
Inventories	94,002	(145,847)
Prepaid expenses, other current assets and deposits	417,738	(3,528)
Accounts payable and accrued liabilities	(172,657)	(442,797)
Deferred revenue	43,500	(25,150)
Net cash used in operating activities from continuing operations	(9,141,688)	(10,323,243)

Cash flows from investing activities:
Purchase of property and equipment	(313,121)	(36,654)
Net cash used in investing activities from continuing operations	(313,121)	(36,654)

Cash flows from financing activities:
Net proceeds from exercise of warrants	2,215,828	394
Net proceeds from issuance of common stock and pre-funded warrants	5,712,700	13,788,923
Net cash provided by financing activities from continuing operations	7,928,528	13,789,317
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(185,679)	(139,089)
Cash provided by investing activities	21,000	—
Net cash used by discontinued operations	(164,679)	(139,089)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,690,960)	3,290,331
Cash, cash equivalents and restricted cash at beginning of period	7,181,095	7,901,800
Cash, cash equivalents and restricted cash at end of period	$5,490,135	$11,192,131
Less: cash and cash equivalents of discontinued operations	$(12,458)	$(534,415)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$5,477,677	$10,657,716
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—
Non-cash investing and financing activities:
Transaction costs included in accounts payable	$—	$390,721
Deemed dividend warrant modifications	$54,326,896	$233,087
Warrants issued, cashlessly	$610	$—
Property and equipment acquired and included in accounts payable	$—	$275,251

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company focused on providing nucleic-acid production solutions for the biopharmaceutical and diagnostics industries. Via our LineaRx, Inc. (“LRx”) subsidiary, the Company’s technologies enable cell-free manufacturing of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”), which are essential components for a new generation of advanced biotherapeutics, such as gene therapies, adoptive cell therapies, messenger RNA (“mRNA”) therapeutics and DNA vaccines, as well as diagnostic applications (“Therapeutic DNA Production Services”).

Historically, the Company operated in two other business markets: (i) the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”), which the Company is in the process of winding down; and (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”), which the Company exited on June 30, 2025. On February 13, 2025, the Company announced it was exiting its DNA Tagging and Security Products and Services business. As a result of exiting this market, during January 2025, the Company completed a workforce reduction of approximately 20% of its total headcount and approximately 13% in annual payroll costs. As a result of these actions, during the nine-month period ended June 30, 2025, the Company incurred one-time personnel-related charges of approximately $305,000.

In addition, on June 30, 2025, the Company announced a further strategic restructuring and realignment of resources to focus exclusively on its nucleic-acid production solutions for pharmaceutical and diagnostic applications. As part of actions undertaken, the Company implemented a workforce reduction of approximately 27% of its then current headcount and has ceased operations of its MDx Testing Services business that was conducted via its wholly-owned subsidiary, Applied DNA Clinical Labs (“ADCL”), effective June 27, 2025. The workforce reduction equates to a projected 23% reduction in annual payroll costs, excluding payroll expenses incurred as a result of the previously announced retirement of the Company’s former Chairman and Chief Executive Officer (see Note G). Since initiating the restructuring in January 2025, the Company has reduced headcount by a total of 39% for a projected 31% total reduction in payroll expenses as compared to the fiscal year ended September 30, 2024. The projected annual payroll savings is expected to be partially offset by approximately three hundred thousand dollars ($300,000) in one-time charges related to the June 30, 2025 workforce reduction and ceasing of operations at ADCL, primarily for separation benefits. As a result of this restructuring, the operations and financial results of ADCL have been accounted for as discontinued operations (see Note J).

On March 13, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifty (1:50) reverse stock split of its common stock, par value $0.001 per share, effective at 12:01 a.m. Eastern Time on March 14, 2025 (the “March 2025 Reverse Split”). In addition, on June 1, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifteen (1:15) reverse stock split of its common stock, par value $0.001 per share, effective at 12:01 a.m. Eastern Time on June 2, 2025 (the “June 2025 Reverse Split”) (collectively the “2025 Reverse Splits”).

All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the 2025 Reverse Splits. Please see Note E for more information.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2025, and for the three and nine-month periods ended June 30, 2025, and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2024 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2024. The condensed consolidated balance sheet as of September 30, 2024 contained herein has been derived from the audited consolidated financial statements as of September 30, 2024 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences India Private Limited (which currently has no operations), ADCL (see Discontinued Operations below), Spindle Biotech, Inc., Applied DNA Sciences Europe Limited (which currently has no operations) and its majority-owned subsidiary, LRx. Significant inter-company transactions and balances have been eliminated in consolidation.

Discontinued Operations

The condensed consolidated financial statements separately report discontinued operations and the results of continuing operations (see Note J). All footnotes exclude discontinued operations unless otherwise noted.

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss from continuing operations of $9,585,822 and generated negative operating cash flow from continuing operations of $9,141,688 for the nine-month period ended June 30, 2025. At June 30, 2025, the Company had cash and cash equivalents of $4,727,677. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

JUNE 30, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”), Revenue Recognition (“ASC 606” or “Topic 606”).

The Company measures revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. The Company’s contracts with customers may include multiple performance obligations (e.g. DNA products, maintenance, authentication services, research and development services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on their relative standalone selling price.

Due to the short-term nature of the Company’s current contracts with customers, it has elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.

Product Revenues

The Company’s DNA product revenues are accounted for/recognized in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days.

Authentication Services

The Company recognizes revenue for authentication services upon satisfying its promises to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company services are complete, which in nearly all cases is when the authentication report is released to the customer.

Research and Development Services

The Company’s revenue from its research and development contracts are accounted for/recognized when the performance obligations per the contract are satisfied. These performance obligations are satisfied at the point in time, either when the Company’s services are complete, or when the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer, or when a report is released to a customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company invoices customers upon shipment, or completion of the services and its collection terms range, on average, from 30 to 60 days.

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30,	June 30,
	2025	2024
Research and development services (point-in-time)	$52,070	$59,900
Product and authentication services (point-in-time):
Supply chain	91,324	194,031
Large Scale DNA Production	160,999	218,858
Total	$304,393	$472,789

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

	Nine Month Period Ended:
	June 30,	June 30,
	2025	2024
Research and development services (point-in-time)	$333,059	$202,634
Product and authentication services (point-in-time):
Supply chain	1,109,786	936,777
Large Scale DNA Production	494,661	477,010
Asset marking	—	9,442
Total	$1,937,506	$1,625,863

Contract balances

As of June 30, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2024	2025	change
Contract assets	Accounts receivables	$328,252	$199,047	$(129,205)
Contract liabilities	Deferred revenue	$252,785	$206,285	$(46,500)

		October 1,	September 30,	$
	Balance sheet classification	2023	2024	change
Contract assets	Accounts receivables	$212,966	$328,252	$115,286
Contract liabilities	Deferred revenue	$270,435	$252,785	$(17,650)

For the three and nine-month periods ended June 30, 2025, the Company recognized $0 and $21,885, respectively, of revenue that was included in contract liabilities as of October 1, 2024.

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	June 30,	September 30,
	2025	2024
Cash and cash equivalents	$4,727,677	$5,852,363
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$5,477,677	$6,602,363

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine-month periods ended June 30, 2025 and 2024 are as follows:

	2025	2024
Warrants	3,424,291	26,331
Stock options	149	145
Total	3,424,440	26,476

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of June 30, 2025, the Company had cash and cash equivalents of approximately $4.7 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended June 30, 2025 included an aggregate of 53% and 12% from two customers within the Therapeutic DNA Production Services and the DNA Tagging and Security Products and Services segments, respectively. The Company’s revenue earned from the sale of products and services for the nine-month period ended June 30, 2025 included an aggregate of 26% from one customer within the Therapeutic DNA Production Services segment, and 23%, and 12%, from two customers, respectively, within the DNA Tagging and Security Products and Services segment.

The Company’s revenues earned from sale of products and services for the three and nine-month periods ended June 30, 2024 included an aggregate of 46% and 29% from one customer, respectively within the MDx Testing Services segment. The Company’s revenue earned from sale of products and services for the nine - month period ended June 30, 2024, included an aggregate of 12% from one customer within the DNA Tagging and Security Products and Services segment. Three customers accounted for 82% of the Company’s accounts receivable at June 30, 2025 and five customers accounted for 75% of the Company’s accounts receivable at September 30, 2024.

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

JUNE 30, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Segment Reporting

Historically, the Company operated in three reportable segments: (1) Therapeutic DNA Production Services; (2) MDx Testing Services; and (3) DNA Tagging and Security Products and Services. As a result of the strategic restructuring detailed above, regarding the closure of its clinical laboratory, effective June 27, 2025, the Company’s MDx Testing Services segment is being reported in discontinued operations. Resources are allocated by the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Legal Officer and President of LineaRx, Inc. (“CLO”) whom, collectively, the Company has determined to be our Chief Operating Decision Maker (“CODM”). The following is a brief description of our reportable segments.

Therapeutic DNA Production Services — Segment operations consist of the Company’s nucleic-acid production solutions for the biopharmaceutical and diagnostics industries including LineaDNA, LineaRNAP and LineaIVT.

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

As of June 30, 2025, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses, that requires public companies to provide additional disclosure of the nature of expenses included in the income statement. This ASU requires disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance is effective within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application, early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated statement of operations and on its disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of October 1, 2024 and updated its segment reporting disclosures accordingly for the three and nine-month periods ended June 30, 2025 and 2024.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2025	2024
	(unaudited)
Raw materials	$101,537	$75,141
Work-in-progress	233,650	221,250
Finished goods	3,536	136,334
Total	$338,723	$432,725

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2025	2024
	(unaudited)
Accounts payable	$614,759	$1,138,187
Accrued salaries payable	902,328	480,760
Other accrued expenses	47,620	118,419
Total	$1,564,707	$1,737,366

Included in accrued salaries and payable is $287,500 for severance payments to be made for former employees from the June 30, 2025 workforce reduction disclosed in Note A above. This $287,500 was recorded to the following accounts within the condensed consolidated statement of operations for the three and nine-month periods ended June 30, 2025; $97,111 in net loss from discontinued operations, $112,481 to selling, general and administrative expenses, and $77,908 to cost of product revenues.

NOTE E — CAPITAL STOCK

Reverse Stock Splits

March 2025 Reverse Split

On September 30, 2024, the Company held its annual shareholders’ meeting where its stockholders approved a proposal to grant the Company’s Board of Directors discretionary authority for twelve months to amend the Company’s Certificate of Incorporation to authorize a reverse stock split in the range from one-for five to one-for fifty. The Company’s Board of Directors determined on March 3, 2025, that the split ratio would be one-for-fifty shares.

The March 2025 Reverse Split was effected as of 12:01 a.m. Eastern Time on March 14, 2025 and combined each fifty shares of the Company’s outstanding common stock into one share of common stock, without any change in the par value per share.

June 2025 Reverse Split

On May 22, 2025, the Company held its annual shareholders’ meeting where its stockholders approved a proposal to grant the Company’s Board of Directors discretionary authority for twelve months to amend the Company’s Certificate of Incorporation to authorize a reverse stock split in the range from one-for five to one-for fifty. The Company’s Board of Directors determined on May 27, 2025 that the split ratio would be one-for-fifteen shares.

The June 2025 Reverse Split was effected as of 12:01 a.m. Eastern Time on June 2, 2025 and combined each fifteen shares of the Company’s outstanding common stock into one share of common stock, without any change in the par value per share.

Moreover, each of the 2025 Reverse Splits correspondingly adjusted: (i) the per share exercise price and the number of shares issuable upon the exercise of all outstanding options; and (ii) the number of shares underlying any of our outstanding warrants by adjusting the conversion ratio for each instrument and increasing the applicable exercise price or conversion price in accordance with the terms of each instrument and based on the reverse stock split ratio. No fractional shares were issued in connection with the 2025 Reverse Splits. Any fractional shares resulting from the 2025 Reverse Splits were rounded up to the nearest whole share. In addition, each of the 2025 Reverse Splits triggered an exercise price reset mechanism (“Price Reset Mechanism”) contained in certain warrants which resulted in the number of shares and exercise price of such warrants being further adjusted, as described in more detail below.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE E — CAPITAL STOCK, continued

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, the Company closed a registered direct offering (the “October Registered Direct Offering”) in which, pursuant to the Securities Purchase Agreement dated October 30, 2024 (the “October Purchase Agreement”), by and between the Company and certain institutional investors (the “October Purchasers”), the Company issued and sold 25,663 shares of the Company’s common stock and pre-funded warrants (the “October Pre-Funded Warrants”) to purchase up to 1,420 shares of the Company’s common stock, and (ii) in a concurrent private placement (the “October Private Placement”, and together with the October Registered Direct Offering the “October Offering”), unregistered Series C Common Stock Purchase Warrants (the “October Series C Warrants”) to purchase up to 27,083 shares of common stock and unregistered Series D Common Stock Purchase Warrants (the “October Series D Warrants”, and together with the October Series C Warrants, the “October Series Warrants”, and, together with the October Pre-Funded Warrants and the October Series C Warrants, the “October Warrants”) to purchase up to 27,083 shares of common stock. The purchase price for each share of common stock and accompanying October Series C Warrant and October Series D Warrant was $240.00 and the purchase price for each October Pre-Funded Warrant and accompanying October Series C Warrant and October Series D Warrant was $240.00. Craig-Hallum Capital Group LLC (“Craig-Hallum”) acted as placement agent in connection with the October Offering. Pursuant to that certain engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay Craig-Hallum a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October Offering from sales arranged for by Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of Craig-Hallum in connection with the October Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to Craig-Hallum, or its respective designees, warrants (the “Placement Agent Warrants”) to purchase up to 1,354 shares of the Company’s common stock (which equals 5.0% of the number of shares of the Company’s common stock and October Pre-Funded Warrants offered).

The Company received net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $5.7 million.

The exercisability of the October Series Warrants and the Placement Agent Warrants required approval of the Company’s stockholders, which was obtained at the Company’s annual meeting held on May 22, 2025. Each October Series C Warrant has an exercise price of $240.00 per share of the Company’s common stock, became exercisable on May 23, 2025 (the “Initial Exercise Date”) and will expire on the five-year anniversary of the Initial Exercise Date. Each October Series D Warrant has an exercise price of $240.00 per share of the Company’s common stock, became exercisable on the Initial Exercise Date, and will expire on the 18-month anniversary of the Initial Exercise Date. The October Pre-Funded Warrants have an exercise price of $0.0001 per share, were immediately exercisable and can be exercised at any time after their original issuance until such October Pre-Funded Warrants are exercised in full. All of the October Pre-Funded Warrants were exercised during the nine-month period ended June 30, 2025. Each Placement Agent Warrant has an exercise price of $240.00, became exercisable on the Initial Exercise Date and will expire on October 30, 2029.

Under the alternate cashless exercise option of the October Series D Warrants, the holder of an October Series D Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of the Company’s common stock that would be issuable upon a cash exercise of the October Series D Warrant and (y) 1.0. In addition, the October Series D Warrants include a provision that resets their exercise price in the event of a reverse split of the Company’s common stock, to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the October Series D Warrants, subject to a floor of $47.55.

On March 14, 2025, the Company completed the March 2025 Reverse Stock Split. As a result, the exercise price reset mechanism was triggered, which resulted in the number of shares of common stock issuable upon exercise of the October Series D Warrants increasing from 27,083 to 136,698. The exercise price of the October Series D Warrants was adjusted from $240.00 per share to $47.55 per share.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE E — CAPITAL STOCK, continued

Registered Direct Offering and Concurrent Private Placement, continued

The October Series Warrants and the Placement Agent Warrants are not registered under the Securities Act of 1933, as amended (the “Securities Act”). The October Series Warrants and the Placement Agent Warrants were issued, and the shares of the Company’s common stock issuable upon exercise thereof will be issued (unless an effective registration statement is available), in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

Pursuant to the October Purchase Agreement, within 20 calendar days from the date of the October Purchase Agreement, the Company agreed to file a registration statement on Form S-1 providing for the resale by the purchasers of the shares of common stock issuable upon exercise of the October Series Warrants and the Placement Agent Warrants. The registration statement registering such shares was declared effective by the SEC on January 17, 2025.

In the event of any fundamental transaction, as described in the October Warrants and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the shares of common stock, or the acquisition of greater than 50% of the Company’s then outstanding shares of common stock by a person or persons, subject to certain exceptions, then upon any subsequent exercise of an October Warrant, the holder will have the right to receive as alternative consideration, for each share of the Company’s common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of common stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of common stock for which the October Warrant is exercisable immediately prior to such event. Notwithstanding the foregoing, in the event of a fundamental transaction, the holders of the October Warrants have the right to require the Company or a successor entity to purchase the October Warrants for cash in the amount of the Black Scholes Value (as defined in the October Warrants) of the unexercised portion of the October Warrants concurrently with or within 30 days following the consummation of a fundamental transaction. However, in the event of a fundamental transaction which is not in the Company’s control or in which the consideration payable consists of equity securities of a successor entity that is quoted or listed on a nationally recognized securities exchange, the holders of the October Warrants will only be entitled to receive from the Company or its successor entity, as of the date of consummation of such fundamental transaction the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the October Warrants that is being offered and paid to the holders of common stock in connection with the fundamental transaction, whether that consideration is in the form of cash, stock or any combination of cash and stock, or whether the holders of common stock are given the choice to receive alternative forms of consideration in connection with the fundamental transaction.

Amendment to May 2024 Series A Warrants

On October 30, 2024, the Company entered into amendments (the “Warrant Amendments”) with certain holders of an aggregate of 12,205 Series A Warrants issued in a transaction which closed in May 2024 (the “May 2024 Series A Warrants”). The Warrant Amendments amended the May 2024 Series A Warrants to revise the Price Reset Mechanism of the May 2024 Series A Warrants, which, subject to certain exceptions, provided for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of common stock or common stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants. The Warrant Amendments amended the Price Reset Mechanism such that the Floor Price (as defined in the May 2024 Series A Warrants) will not be lower than $150.00. In addition, the Warrant Amendments revised the definition of “Material Subsidiary” in Section 3(d) of the May 2024 Series A Warrants to clarify that Applied DNA Clinical Labs LLC is not a Material Subsidiary.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE E — CAPITAL STOCK, continued

Amendment to May 2024 Series A Warrants, continued

In connection with the October Registered Direct Offering, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 12,308 to 122,521. The exercise price of the May 2024 Series A Warrants was adjusted from $1,492.50 per share to $150.00 per share with the respect to the May 2024 Series A Warrants amended by the Warrant Amendment and to $141.75 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment. As a result of the March 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series A Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 122,521 to 655,676. The exercise price of the May 2024 Series A Warrants was adjusted from $150.00 per share for the amended May 2024 Series A Warrants and $141.75 per share for the May 2024 Series A Warrants that were not amended to $26.91 per share for all of the May 2024 Series A warrants.

As a result of the June 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series A Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 626,555 to 3,286,016. The exercise price of the May 2024 Series A Warrants was adjusted from $26.91 per share to $5.13 per share.

May 2024 Series B Warrants Price and Share Adjustment

As a result of the March 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series B Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series B Warrants increasing from 3,009 to 163,019. The exercise price of the May 2024 Series B Warrants was adjusted from $1,492.50 per share to $26.91 per share.

As a result of the June 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series B Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series B Warrants, increasing from 54,558 to 286,123. The exercise price of the May 2024 Series B Warrants was adjusted from $26.91 per share to $5.13 per share.

The incremental change in fair value as a result of the modifications for the May 2024 Series A Warrants, the May 2024 Series B Warrants and the October 2024 Series D Warrants for the three and nine-month periods ended June 30, 2025 was $15,500,244 and $54,326,896, respectively, and is recorded as a deemed dividend in the condensed consolidated statement of operations.

Nasdaq Minimum Bid Price Requirement Deficiency Notifications

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE E — CAPITAL STOCK, continued

Nasdaq Minimum Bid Price Requirement Deficiency Notifications, continued

The Company received written notice dated May 30, 2025 (the “May 2025 Notification Letter”) from Nasdaq that the Company no longer satisfied the Bid Price Rule. Based on the closing bid price of the Company’s common stock, for the thirty-two (32) consecutive business days from April 14, 2025 to May 29, 2025, the Company did not comply with the Bid Price Rule.

The May 2025 Notification Letter further indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for a compliance period under Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company had effected a reverse stock split over the prior one-year period or had effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one; accordingly, the Company was informed that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing, which request will stay any further suspension or delisting action by Nasdaq at least pending the ultimate conclusion of the hearing process.

On July 2, 2025, the Company received written notice (the “July 2025 Compliance Notice”) from Nasdaq informing the Company that it had regained compliance with the Bid Price Rule, and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements. Nasdaq also notified the Company in the July 2025 Compliance Notice that the hearing before the Panel previously scheduled to take place on July 15, 2025 was cancelled and the Company’s securities will continue to be listed and traded on Nasdaq.

NOTE F —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock. See Note E for details on the warrant activity during the nine-month period ended June 30, 2025.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2024	26,332	$2,085.00
Granted	4,706,994	8.42
Exercised	(467,859)	16.41
Cancelled or expired	(841,176)	9.24
Balance at June 30, 2025	3,424,291	$12.36

During the three and nine-month periods ended June 30, 2025, 43,512 and 157,759, respectively, of the May 2024 Series B Warrants were exercised cashlessly and resulted in the issuance of 130,537 and 473,277 shares of the Company’s common stock, respectively. Subsequent to June 30, 2025 an additional 111,000 May 2024 Series B Warrants were exercised cashlessly and resulted in the issuance of 333,000 shares of the Company’s common stock.

During the three and nine - month periods ended June 30, 2025, 136,698 of the October 2024 Series D Warrants were exercised cashlessly and resulted in the issuance of 136,698 shares of the Company’s common stock. As of June 30, 2025, there were no October 2024 Series D Warrants outstanding.

During the three and nine-month periods ended June 30, 2025, an aggregate of 138,557 and 171,981 May 2024 Series A Warrants were exercised, respectively, for aggregate total proceeds of $723,055 and $2,220,459 for the three and nine-month periods ended June 30, 2025, respectively. Subsequent to June 30, 2025 an additional 56,965 May 2024 Series A Warrants were exercised for aggregate total proceeds of approximately $292,305.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE F —WARRANTS AND STOCK OPTIONS, continued

Stock Options

On May 22, 2025, at the Company’s annual shareholders’ meeting, an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 200,000 shares was approved. As of June 30, 2025 there are 200,355 shares available under the Company’s 2020 Equity Incentive Plan.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”) and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also had 2,500 square feet of laboratory space, for which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space was one year from the commencement date and was extended until January 31, 2025. Effective February 1, 2025, the Company extended this lease for 2,000 square feet of laboratory space until January 31, 2026. On February 28, 2025, the Company vacated one of its laboratory suites and currently leases 1,000 square feet under this lease amendment. The base rent for the new lease term is monthly payments of $4,346 and the lease is terminable by the Company upon one month’s written notice to the landlord. The Company terminated the lease for the remaining 1,000 square fee, effective July 31, 2025. The total rent expense for the three and nine-month periods ended June 30, 2025 was $157,320 and $498,416, respectively.

Employment Agreement

On June 16, 2025, Dr. James A. Hayward informed the Company of his intention to retire from the Company and that he would step down from his positions as Chief Executive Officer, member of the Company’s board of directors (the “Board”) and Chairman of the Board effective June 18, 2025. Dr. Hayward’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

In connection with Dr. Hayward’s retirement, Dr. Hayward and the Company entered into a separation agreement dated June 16, 2025 (the “Separation Agreement”), pursuant to which the Company shall pay to Dr. Hayward, contingent upon his compliance with the terms of the Separation Agreement, the total gross amount of $450,000 to be paid over a period of eight months from the date of first payment, with the first installment being paid on or before July 15, 2025. The Separation Agreement also provides for a customary general release of claims in favor of the Company and customary post-employment covenants, including with respect to confidentiality and non-disparagement.

On June 17, 2025, the Board elected Judith Murrah, the Company’s current President, as Chief Executive Officer and as Chairperson and a member of the Board effective June 18, 2025. Effective June 30, 2025, Ms. Murrah voluntarily agreed to a fifteen percent (15%) temporary reduction in her annual base salary in connection with the Company’s efforts to reduce its ongoing operating expenses. Ms. Murrah’s reduced annual base salary is $340,000. The reduction is expected to end on a future date to be agreed by and between Ms. Murrah and the Compensation Committee of the Board.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE H – SEGMENT INFORMATION

As detailed in Note B above, the Company currently has two reportable segments: (1) Therapeutic DNA Production Services; and (2) DNA Tagging and Security Products and Services. For the three and six-month periods ended June 30 2024, the MDx Testing Services segment is also presented. Resources are allocated by our CEO, COO, CFO and CLO whom, collectively, the Company has determined to be our CODM.

Information regarding operations by segment for the three-month period ended June 30, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Consolidated
Revenues:
Product revenues	$160,999	$34,263	$195,262
Service revenues	52,070	57,061	109,131
Less intersegment revenues	—	—	—
Total revenues	$213,069	$91,324	$304,393

Gross profit	$41,528	$(36,398)	$5,130

Segment operating expenses
Selling, general and administrative	$1,074,583	$119,770	$1,194,353
Research and development	705,053	(42,909)	662,144
Total segment operating expenses	$1,779,636	$76,861	$1,856,497
Loss from segment operations (a)	$(1,738,108)	$(113,259)	$(1,851,367)

Information regarding operations by segment for the three-month period ended June 30, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$218,858	$—	$27,786	$246,644
Service revenues	59,901	—	166,244	226,145
Clinical laboratory service revenues	—	325,930	—	325,930
Less intersegment revenues	—	(1,200)	—	(1,200)
Total revenues	278,759	324,730	194,030	797,519

Gross profit	194,341	(12,260)	63,151	245,232

Segment operating expenses
Selling, general and administrative	$852,919	$165,983	$604,955	$1,623,857
Research and development	660,515	52,917	152,149	865,581
Total segment operating expenses	$1,513,434	$218,900	$757,104	$2,489,438
Loss from segment operations (a)	$(1,319,093)	$(231,160)	$(693,953)	$(2,244,206)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE H – SEGMENT INFORMATION, continued

Information regarding operations by segment for the nine-month period ended June 30, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Consolidated
Revenues:
Product revenues	$668,407	$571,340	$1,239,747
Service revenues	159,312	538,447	697,759
Clinical laboratory service revenues	—	—	—
Less intersegment revenues	—	—	—
Total revenues	$827,719	$1,109,787	$1,937,506

Gross profit	$428,187	$578,700	$1,006,887

Segment operating expenses
Selling, general and administrative	$2,931,352	$1,155,551	$4,086,903
Research and development	2,146,426	138,293	2,284,719
Total segment operating expenses	$5,077,778	$1,293,844	$6,371,622
(Loss) income from segment operations (a)	$(4,649,591)	$(715,144)	$(5,364,735)

Information regarding operations by segment for the nine-month period ended June 30, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$477,010	$—	$470,076	$947,086
Service revenues	202,635	—	476,142	678,777
Clinical laboratory service revenues	—	1,004,250	—	1,004,250
Less intersegment revenues	—	(11,800)	—	(11,800)
Total revenues	$679,645	$992,450	$946,218	$2,618,313

Gross profit	$462,464	$(56,703)	$366,219	$771,980

Segment operating expenses
Selling, general and administrative	$2,371,501	$771,499	$1,758,312	$4,901,312
Research and development	1,834,551	198,061	586,215	2,618,827
Total segment operating expenses	$4,206,052	$969,560	$2,344,527	$7,520,139
(Loss) income from segment operations (a)	$(3,743,588)	$(1,026,263)	$(1,978,308)	$(6,748,159)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE H – SEGMENT INFORMATION, continued

Reconciliation of loss from segment operations to Corporate (loss) income for the three-month periods ended June 30, 2025 and 2024 is as follows:

	June 30,
	2025	2024
Loss from operations of reportable segments	$(1,851,367)	$(2,244,206)
General corporate expenses (b)	(1,842,693)	(1,102,485)
Interest income	40,267	36,295
Unrealized gain on change in fair value of warrants classified as a liability	6,410	5,160,000
Net loss from discontinued operations	(336,195)	—
Other (expense) income, net	(531)	(103)
Consolidated net (loss) income	$(3,984,109)	$1,849,501

Reconciliation of loss from segment operations to Corporate loss for the nine-month periods ended June 30, 2025 and 2024 is as follows:

	June 30,
	2025	2024
Loss from operations of reportable segments	$(5,364,735)	$(6,748,159)
General corporate expenses (b)	(4,684,821)	(4,005,351)
Interest income	168,672	84,972
Unrealized gain on change in fair value of warrants classified as a liability	318,840	9,564,000
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	(394,000)
Transaction costs allocated to warrant liabilities	—	(633,198)
Loss on issuance of warrants	—	(1,633,767)
Other (expense) income, net	(23,778)	(9,060)
Net loss from discontinued operations	(403,120)	—
Consolidated net loss	$(9,988,942)	$(3,774,563)
(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of selling, general and administrative expenses that are not specifically identifiable to a segment.

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

The following tables present the fair value of the Company’s financial instruments as of June 30, 2025

Fair value at
June 30, 2025
Liabilities:
Common Warrants	$100
Series A Warrants	$10
Series A Warrants - modified	$50
Private Common Warrants	$1,000

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The fair value of the warrants classified as a liability as of June 30, 2025, was determined using the Black Scholes and Probability Weighted Expected Return models.  The fair value for the warrants classified as a liability as of June 30, 2025, was calculated using the following assumptions:

			Series A	Private
	Common	Series A	Warrants –	Common
	Warrants	Warrants	modified	Warrants
Stock price	$5.15	$5.15	$5.15	$5.15
Exercise price	$9,135	$60,000	$9,135	$9,135
Dividend yield	0%	0%	0%	0%
Selected Volatility	187.50%	187.50%	187.50%	172.50%
Risk free rate	3.69%	3.72%	3.69%	3.72%
Fundamental transaction probability	30.00%	30.00%	30.00%	30.00%
Fundamental transaction Black Scholes Volatility	214.00%	100.00%	214.0%	183.30%
Fundamental transaction timing	12/31/2025	12/31/2025	12/31/2025	12/31/2025

The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2025.

The change in fair value of the Common Warrants (issued in February 2024), the Series A Warrants (issued in February 2022) and the Private Common Warrants (issued in February 2024) for the three-month period ended June 30, 2025, is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at April 1, 2025	$1,000	$140	430	6,000	$7,570
Change in fair value	(900)	(130)	(380)	(5,000)	(6,410)
Fair Value at June 30, 2025	$100	$10	$50	$1,000	$1,160

The change in fair value of the Common Warrants, the Series A Warrants and the Private Common Warrants for the nine-month period ended June 30, 2025 is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2024	$27,000	$15,000	$16,000	$262,000	$320,000
Change in fair value	(26,900)	(14,990)	(15,950)	(261,000)	(318,840)
Fair Value at June 30, 2025	$100	$10	$50	$1,000	$1,160

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE J – DISCONTINUED OPERATIONS

On June 27, 2025, the Company implemented a strategic restructuring and realignment of resources to focus exclusively on its Therapeutic DNA Production Services business. As part of actions undertaken, the Company implemented a workforce reduction of approximately 27% of its then current headcount and has ceased operations at ADCL.

The Company’s actions are intended to reduce its operating costs and concentrate resources on the development and commercialization of its Therapeutic DNA Production Services business. The Company expects to pay approximately three hundred thousand dollars ($300,000) in one-time charges related to the June 30, 2025, workforce reduction and ceasing of operations at ADCL, primarily for separation benefits. As a result of this restructuring, the operations and financial results of ADCL have been accounted for as discontinued operations.

The following table presents the major classes of ADCL’s results within Net loss from discontinued operations, net of tax in the condensed consolidated statement of operations:

	Three months Ended June 30,		Nine months Ended June 30,
	2025	2024	2025	2024
Clinical laboratory service revenues	$26,050	$324,730	$572,928	$992,450

Cost of clinical laboratory service revenues	301,556	322,098	795,237	$993,299

Gross profit	(275,506)	2,632	(222,309)	(849)

Selling, general and administrative	69,478	43,031	192,877	322,530
Interest (Income)	(25)	(6,608)	(3,302)	(50,982)
Other (income), net	(8,764)	—	(8,764)	—
Net loss from discontinued operations	(336,195)	(33,791)	(403,120)	(272,397)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations, net of tax	$(336,195)	$(33,791)	$(403,120)	$(272,397)

Assets and liabilities of discontinued operations associated with ADCL presented in the condensed consolidated balance sheet as of June 30, 2025 and September 30, 2024 are included in the following table:

	June 30,	September 30,
	2025	2024
ASSETS
Cash and cash equivalents	$12,458	$578,732
Accounts receivable, net	12,550	33,760
Inventories	—	5,867
Prepaid expenses and other current assets	—	59,787
Total current assets of discontinued operations	25,008	678,146
Property and equipment, net	11,264	94,337
Total assets of discontinued operations	36,272	772,483

LIABILITIES
Accounts payable and accrued liabilities	124,565	56,061
Total liabilities of discontinued operations	$124,565	$56,061

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our identification of a material weakness in our internal control over financial reporting;
●	our business strategy, including our concentration on Therapeutic DNA Production Services, which is unproven and for which demand may not materialize;
●	the timing of our expansion plans, including the development of new production facilities for our nucleic-acid production solutions;
●	demand for Therapeutic DNA Production Services;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;

●	regulatory approval and compliance for our Therapeutic DNA Production Services, upon which our business strategy is substantially dependent;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning restructuring of our business model with an emphasis on Therapeutic DNA Production Services;
●	our expectations of when or if we will become profitable;
●	the risk that our stockholders may suffer substantial dilution if certain provisions of our outstanding warrants are utilized;
●	the 2025 Reverse Stock Splits may decrease the liquidity of the shares of our common stock and the resulting market price of our common stock may not attract or satisfy the investing requirements of new investors, including institutional investors;
●	the risk that our common stock may be delisted from Nasdaq if we fail to comply with the Bid Price Rule or with any other listing requirements of The Nasdaq Capital Market;
●	the risk that any stock splits we may implement in the future may decrease our liquidity and the price of our common stock;
●	the potential impact of amended Nasdaq Listing Rules 5810 and 5815, which may in certain circumstances prevent the Company from utilizing reverse stock splits to regain compliance with Nasdaq Listing Rules;
●	any impacts from current global, economic, sovereign and political conditions and uncertainties, including the effects of, and uncertainty regarding new or proposed tariff or trade regulations.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, LineaDNATM, LineaRNAPTM, LineaIVTTM and LineaRxTM. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of the respective owners.

Introduction

Applied DNA Sciences is a biotechnology company focused on providing nucleic-acid production solutions for the biopharmaceutical and diagnostics industries. Our technologies enable the rapid and efficient cell-free manufacturing of high-quality DNA and RNA, which are essential components for a new generation of advanced biotherapeutics such as gene therapies, personalized medicine, adoptive cell therapies, and mRNA and DNA-based vaccines, as well as in vitro diagnostic (“IVD”) applications.

The Company has developed three distinct and complementary technology solutions:

●	LineaDNA™: A proprietary, cell-free DNA production system that uses a large-scale polymerase chain reaction (PCR) process. This technology allows for the rapid and efficient production of high-fidelity synthetic DNA without the use of living cells. The resulting DNA can be used in the manufacturing of various biotherapeutics, serve as the starting material for mRNA therapeutics and vaccines, and as a critical component of IVDs.
●	LineaRNAP™: A next-generation RNA polymerase (“RNAP”) used to transform DNA into mRNA. Our RNAP is engineered with a patented DNA-binding domain that we believe results in high mRNA yields and reduced double-stranded RNA (dsDNA) contamination, a common problematic byproduct produced during mRNA production.
●	LineaIVT™: An integrated system that combines the Company’s LineaDNA and LineaRNAP technologies. This innovative solution simplifies the mRNA production workflow resulting in a streamlined production process with fewer impurities than traditional methods.

We believe our technology solutions address significant unmet needs, allowing us and our customers to produce DNA and RNA biotherapeutics and diagnostic solutions with unmatched quality and speed. Our business strategy is to focus our resources on further development, commercialization, and customer adoption of our three commercial technology solutions within product and therapeutic modalities where our unique business solutions have distinct advantages over legacy technologies.

Specifically, for the biotherapeutic markets we seek to: (i) capitalize on the rapid growth of DNA needed for advanced biotherapeutics generally via LineaDNA to supply synthetic DNA to customers for use in biotherapeutic discovery and manufacturing; and (ii)  leverage LineaDNA, LineaRNAP and LineaIVT to specifically capitalize on the near term growing demand for materials used in mRNA-based drug discovery and manufacturing. For the IVD market, we seek to gain additional market adoption for LineaDNA as a component used in the discovery and manufacturing of various diagnostic technologies with a focus on applications requiring chemically modified DNA.

LineaDNA

LineaDNA is our core enabling technology for rapid, efficient, and scalable cell-free manufacture of high-fidelity synthetic DNA sequences used in the manufacturing of a broad range of biotherapeutics. The LineaDNA platform enzymatically produces a linear form of synthetic DNA we call “LineaDNA” that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years. LineaDNA can be quickly produced in batches ranging from milligram to grams under a variety of controlled manufacturing processes including research use only (RUO), good laboratory practices (GLP) and good manufacturing practices (GMP).

As of the first quarter of calendar year 2025, there were 4,418 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2025 Quarterly Report). Due to what we believe are the LineaDNA’s numerous advantages over legacy nucleic DNA manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for LineaDNA to supplant legacy DNA manufacturing as the source of DNA used during manufacturing.

We believe LineaDNA holds several important advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living bacterial cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, LineaDNA does not require living cells and instead amplifies DNA via the exponential enzymatic process of PCR. The LineaDNA platform is simple, scalable and can rapidly produce large quantities of DNA with minimal purification steps.

We believe the key advantages of LineaDNA include:

●	Speed – Production of LineaDNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – LineaDNA production takes place on efficient bench-top instruments with proprietary processes, allowing for rapid scalability in a minimal footprint resulting in reduced capital expenditure requirements.
●	Purity – LineaDNA produced via PCR is pure, resulting in large quantities of only the target DNA sequence. Unwanted DNA sequences such as the plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in LineaDNA. In addition, we believe utilizing PCR removes common safety risks associated with plasmid DNA such as endotoxin and host cell genomic and protein contamination.
●	Simplicity – The production of LineaDNA is streamlined relative to plasmid-based DNA production. LineaDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – LineaDNA can be easily chemically modified to suit specific customer applications and provides for different physical forms of DNA such as the production of single stranded DNA (ssDNA) and circular double-stranded DNA (cirDNA). In addition, LineaDNA can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include, without limitation, inverted terminal repeats and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and mRNA therapies, respectively.

Preclinical studies conducted by the Company have shown that LineaDNA is substitutable for plasmid DNA in numerous biotherapeutic applications, including:

●	DNA vaccines;
●	DNA templates to produce RNA, including mRNA therapeutics;
●	adoptive cell therapy (CAR-T) manufacturing; and
●	homology-directed repair (HDR)-mediated gene editing.

Further, we believe that LineaDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	clustered regularly interspaced short palindromic repeats-mediated gene therapy (CRISPR); and
●	non-viral gene therapy.

LineaRNAP

The number of mRNA therapies under development is growing at a rapid rate, triggered in part by the success of the mRNA COVID-19 vaccines and the recent clinical success of personalized cancer therapeutics. As of the third quarter of calendar 2024, there were over 450 mRNA therapies under development, with the majority of these therapies (65%) in the preclinical stage (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q1 2025 Quarterly Report). The Company believes that the mRNA market is in a nascent stage that represents a large growth opportunity for the Company via the production and supply of our next-generation LineaRNAP to produce mRNA therapies from DNA templates.

mRNA therapeutics are produced via a process called in vitro transcription (“IVT”) that requires a DNA template and RNAP as starting materials. Typically, the RNAP is derived from the T7 bacteriophage (“WT-T7”). LineaRNAP is a patented next generation WT-T7-based RNAP engineered with a proprietary DNA-binding domain resulting we believe in high mRNA yields, increased mRNA integrity and reduced double-stranded RNA (dsDNA) contamination as compared to conventional WT-T7. LineaRNAP is engineered for use either as a direct replacement for WT-T7 in conventional IVT workflows or with chemically modified LineaDNA templates and a proprietary reaction buffer, the latter marketed as our LineaIVT platform.

Company data shows that when used in conventional IVT systems (either using synthetic DNA or plasmid DNA templates), LineaRNAP results in higher mRNA yields, lower dsRNA contamination and higher mRNA integrity when compared to WT-T7. The Company seeks to commercialize LineaRNAP as a standalone product sold to third parties for use in mRNA production workflows that use either synthetic or plasmid DNA templates.

LineaRNAP is produced for the Company under an ISO 13485 quality system by Alphazyme, LLC (“Alphazyme”), a third-party Contract Development and Manufacturing Organization (“CDMO”) located in the United States, which the Company believes is sufficient for early-stage clinical use of the enzyme. In conjunction with Alphazyme, the Company completed manufacturing process development work on its LineaRNAP to increase the production scale of the enzyme and reduce unit costs. The Company believes current manufacturing capacity for LineaRNAP provided by Alphazyme is sufficient to meet near term needs.

LineaIVT

LineaIVT is an innovative integrated system for mRNA manufacturing input materials that combines: (i) the Company’s chemically modified LineaDNA IVT templates; (ii) LineaRNAP; and (iii) a proprietary IVT reaction buffer to simplify mRNA workflows and reduce dsRNA.

The LineaIVT platform leverages our patented LineaRNAP’s DNA binding domain to chemically bind to chemically modified LineaDNA IVT templates, enabling the use of a proprietary IVT reaction buffer. Internal data shows that the LineaIVT system can reduce dsRNA contamination between 10x and 50x as compared to conventional system for the manufacture of mRNA while achieving equivalent or greater target mRNA yields.

We believe the key advantages of the LineaIVT platform include:

●	The reduction of dsRNA contamination resulting in higher target mRNA yields with the potential to reduce downstream processing steps. dsRNA is a problematic immunogenic byproduct produced during conventional mRNA manufacture;
●	delivery of LineaDNA IVT templates in as little as 14 days for milligram scale and 30 days for gram scale;
●	reduced manufacturing complexities through single sourcing and potentially reduced mRNA purification requirement to meet target quality standards; and

●	potentially enabling mRNA manufacturers to produce mRNA drug substance in less than 45 days.

Manufacturing Scale-up

The Company offers or plans to offer several quality grades of LineaDNA, each of which will have different permitted uses.

LineaDNA Quality Grade	Permitted Use	Company Status
RUO	Research and pre-clinical discovery	Currently available
GMP for Starting Materials	DNA critical starting materials for the production of mRNA therapies	Currently available
GMP for Drug Substance	DNA biologic, drug substance and/or drug product	Planned availability in 2H CY 2026

We currently manufacture LineaDNA pursuant to GLP and in January 2025  completed the buildout of a fit for purpose manufacturing facility within our current Stony Brook, NY facility capable of producing LineaDNA IVT templates under GMP suitable for use as a critical starting material for clinical and commercial mRNA therapeutics and vaccines.

As of February 2026, the FDA has announced harmonization of GMP requirements with ISO 13485 quality standards. We are currently pursuing ISO 13485 certification, which is expected to be completed in FY2026 Q1.

Our current GMP manufacturing site can produce up to 10 grams of LineaDNA DNA annually, running at single shift capacity. In addition, the Company has additional annual manufacturing capacity for RUO LineaDNA of more than 15 grams per year. We believe our current manufacturing capabilities are sufficient to support near-term customer demand.

In addition, we believe our GMP manufacturing site can support LineaDNA manufactured under GMP suitable for use as, or incorporation into, a biologic, drug substance and/or drug product, which we currently expect to be available during the second half of calendar year 2026. Drug substances are the pharmaceutically active components of drug products.

The Company also plans to offer several quality grades of LineaRNAP, each of which will have different permitted uses. Currently, all manufacturing of LineaRNAP is performed by a CDMO (Alphazyme, LLC):

LineaRNAP Quality Grade	Permitted Use	Company Status
RUO	Research and pre-clinical discovery	Currently available
GMP Suitable for Early Clinical Trials	Use to make mRNA used for IND-enabling studies and early-stage clinical trials	Currently available under ISO 13485 QMS
GMP	Use to manufacture mRNA used in late-stage clinical trials and commercial manufacturing	Planned availability in 2H CY2026

The Company plans to work with its current enzyme manufacturer CDMO (Alphazyme, LLC) or other third-party manufacturers to continue to reduce manufacturing unit costs. In addition, and based on customer demand, the Company plans to explore full GMP manufacturing of LineaRNAP with its current or other third-party CDMOs during FY2026, with planned availability in 2H CY2026.

Segment Business Strategy

We believe our technology solutions are differentiated in the market and offer compelling commercial advantages over legacy technologies. We seek to leverage our technology solutions to gain market share for our nucleic acid (both DNA and mRNA) production solutions.

Our business strategy relating to the biotherapeutics market is twofold: (i) to capitalize on the rapid growth of biotherapeutics requiring DNA generally via our LineaDNA platform to supply synthetic DNA to customers for use in biotherapeutic discovery and manufacturing; and (ii) to leverage LineaDNA, LineaRNAP and LineaIVT to specifically capitalize on the near term growing demand for input materials used in mRNA-based drug discovery and manufacturing.

In addition, we seek to capitalize on the growing demand within the IVD sector for chemically modified and/or linear synthetic DNA as a component used in the development manufacture of diagnostic technologies. We believe demand for this market is evidenced by the Company’s existing multi-year, multi-order contract with a global IVD manufacturer.

Currently we offer fee-for-service manufacturing under our technology solutions. In the future, we may consider exploring technology out-licensing models for some or all of our technology solutions. In addition, we seek to strike collaborations both upstream and downstream of our technology solutions within the biotherapeutic manufacturing marketplace. Examples of downstream collaborations may include, without limitation, de novo synthesis of long DNA sequences or shorter DNA oligonucleotides. Examples of upstream collaborations may include CDMOs manufacturing biotherapeutic products and/or drug substances, including without limitation mRNA.

Comparison of Results of Operations for the Three -Month Periods Ended June 30, 2025 and 2024

Revenues

Product revenues

For the three-month periods ended June 30, 2025 and 2024, we generated $195,262 and $246,644 in revenues from product sales, respectively. Product revenues decreased by $51,382 or 21% for the three-month period ended June 30, 2025 as compared to the three-month period ended June 30, 2024. The decrease in product revenues was primarily related to a decrease of approximately $58,000 due to the timing of orders from our large-scale DNA manufacturing business within our Therapeutic DNA Production Services segment.

Service Revenues

For the three-month periods ended June 30, 2025 and 2024, we generated $109,131 and $226,145 in revenues from sales of services, respectively. The decrease in service revenues of $117,014 or 52% for the three-month period ended June 30, 2025, as compared to the same period in the prior fiscal year is attributable to a decrease within our DNA Tagging and Security Products and Services segment related to a decline in our textile isotopic testing services, due to the wind down of our tagging business.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended June 30, 2025, decreased by $237,471 or 98% from $242,601 for the three-month period ended June 30, 2024 to $5,130. The gross profit percentage was 2% and 51% for the three-month periods ended June 30, 2025 and 2024, respectively. The decline in gross profit percentage was primarily the result of lower product and service revenue during the current period, as compared to the same period in the prior fiscal year. The higher volume of both product and service revenues in the prior period was able to better absorb the fixed costs that are included in cost of product revenues.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2025 increased by $294,764 or 11% to $2,930,627 as compared to $2,635,863 for the three-month period ended June 30, 2024. The increase is primarily attributable to an increase in salaries and wages for the accrual of $450,000 related to the separation agreement with the former CEO. This increase was offset by decreases in professional fees of approximately $47,000, primarily for a reduction in accounting fees, as well as a decrease in investor relation and D&O insurance expenses of approximately $42,000 and 23,000, respectively. Consulting expense also declined by approximately $30,000.

Research and Development

Research and development expenses decreased to $768,563 for the three-month period ended June 30, 2025 from $913,031 for the three-month period ended June 30, 2024, a decrease of $144,468 or 16%. This decrease was attributable to decreased payroll charges of approximately $134,000, as well as a decrease in laboratory supplies of $135,000 for the development of an enzyme during the prior year period. These decreases were offset by an increase in consulting expense of $82,000 related to a development project during the three-month period ended June 30, 2025.

Interest income

Interest income for the three-month period ended June 30, 2025 increased $10,549 or 36% to $40,237 as compared to $29,688 in the three-month period ended June 30, 2024 due to interest earned on our money market accounts.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three-month periods ended June 30, 2025 and 2024 was $6,410 and $5,160,000, respectively, which relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price.

Other expense, net

Other expense, net for the three-month periods ended June 30, 2025 and 2024, was $531 and $103, respectively.

Loss from operations

Loss from operations increased $387,767, or 12% to $3,694,060 for the three-month period ended June 30, 2025 compared to $3,306,293 for the three-month period ended June 30, 2024 due to the factors noted above.

Comparison of Results of Operations for the Nine-Month Periods Ended June 30, 2025 and 2024

Revenues

Product revenues

For the nine-month periods ended June 30, 2025 and 2024, we generated $1,239,747 and $947,086 in revenues from product sales, respectively. Product revenue increased by $292,661 or 31% for the nine-month period ended June 30, 2025 as compared to the same period in the prior fiscal year. The increase in product revenues was primarily within our Therapeutic DNA Production Services segment for an increase in shipments for our large-scale DNA manufacturing business of approximately $191,000, as well as a net increase of approximately $100,000 within our DNA Tagging and Security Products and Services segment primarily attributable to an increase of approximately $230,000 year over year in cotton DNA tagging revenue, offset by a decrease of approximately $87,000 in sales to a nutraceutical customer.

Service revenues

For the nine-month periods ended June 30, 2025 and 2024 we generated $697,759 and $678,777 in revenues from sales of services, respectively. The increase in service revenues of $18,982 or 3% for the nine-month period ended June 30, 2025, as compared to the same period in the prior fiscal year is attributable to increases of approximately $83,000 for isotopic testing services for textiles within our DNA Tagging and Security Products and Services segment, offset primarily by a decrease of approximately $43,000 related to research and development projects within our Therapeutic DNA Production Services segment.

Cost and Expenses

Gross Profit

Gross profit for the nine-month period ended June 30, 2025, increased by $234,058 or 30% from $772,829 for the nine-month period ended June 30, 2024 to $1,006,887. The gross profit percentage was 52% and 48% for the nine-month periods ended June 30, 2025 and 2024, respectively. The increase in gross profit percentage was primarily the result of higher product revenues during the nine-month period ended June 30, 2025 as compared to the same period in the prior fiscal year. The higher volume of product revenues in the current period was able to better absorb the fixed costs that are included in cost of product revenues. To a lesser extent, the improved gross profit percentage was due to product mix, as during the nine-months ended June 30, 2025, the majority of our product revenue was for the shipment of DNA for cotton tagging within our DNA Tagging and Security Products and Services segment, which is at a higher gross margin compared to the product sales during the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses remained consistent at $8,423,602 and $8,440,919 for the nine-month periods ended June, 2025 and 2024, respectively.

Research and Development

Research and development expenses decreased to $2,632,931 for the nine-month period ended June 30, 2025 from $2,762,040 for the nine-month period ended June 30, 2024, a decrease of $129,109 or 5%. This decrease was attributable to decreased payroll charges of $236,000 offset by an increase in laboratory supplies of approximately $298,000 for the development of an enzyme within our Therapeutic DNA Production Services segment.

Interest income

Interest income for the nine-month period ended June 30, 2025 increased $134,773 or 397% to $168,762 as compared to $33,989 in the nine-month period ended June 30, 2024 due to interest earned on our money market accounts, which had higher cash balances during the current period, coupled with higher interest rates.

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

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of the warrants classified as a liability for the nine-month periods ended June 30, 2025 and 2024 was $318,840 and $9,564,000, respectively, and relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification of $394,000 for the nine-month period ended June 30, 2024 represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing transaction.

Loss on issuance of warrants

The loss on issuance of warrants of $1,633,767 for the nine-month period ended June 30, 2024 relates to the February 2024 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Other expense, net

Other expense, net for the nine-month periods ended June 30, 2025 and 2024, was $23,778 and $9,060, respectively.

Loss from operations

Loss from operations decreased $380,484, or 4% from $10,430,130 for the nine-month period ended June 30, 2024 compared to $10,049,646 for the nine-month period ended June 30, 2025 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2025, we had working capital of $3,692,499, which excludes current assets and current liabilities of discontinued operations. For the nine-month period ended June 30, 2025, we used cash in operating activities of $9,141,688 consisting primarily of our loss of $9,585,822 net with non-cash adjustments of $255,601 in depreciation and amortization charges, $318,840 in unrealized gain on change in fair value of warrants classified as a liability, $5,212 in write-off of property and equipment, and $80,373 in stock-based compensation expense. Additionally, we had a net increase in operating assets of $545,522 and a net decrease in operating liabilities of $129,157. At June 30, 2025, we had cash and cash equivalents of $4,727,677.

We have recurring net losses. We incurred a net loss from continuing operations of $9,585,822 and generated negative operating cash flow of $9,141,688 for the nine-month period ended June 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

As discussed in Note E to our condensed consolidated financial statements, on October 31, 2024, we closed on a registered direct offering and received net proceeds, after deducting placement agent fees and other offering expenses payable by us, of approximately $5.7 million. We also received proceeds from the exercise of warrants of $2,220,459 during the nine months ended June 30, 2025 and $292,305 in proceeds from warrant exercises subsequent to June 30, 2025.

As detailed in Note A in our condensed consolidated financial statements, as a result of the strategic restructurings that occurred during January and June 2025, the Company completed a workforce reduction that reduced headcount by a total of 39% for a projected 31% total reduction in payroll expenses as compared to the fiscal year ended September 30, 2024. The projected annual payroll savings is expected to be partially offset by approximately three hundred thousand dollars ($300,000) in one-time charges related to the June 30, 2025 workforce reduction.

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

The Company measures revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. The Company’s contracts with customers may include multiple performance obligations (e.g. DNA products, maintenance, authentication services, research and development services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on their relative standalone selling price.

Due to the short-term nature of the Company’s current contracts with customers, it has elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.

Product Revenues

The Company’s DNA product revenues are accounted for/recognized in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days.

Authentication Services

The Company recognizes revenue from authentication services upon satisfying its promises to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company services are complete, which in nearly all cases is when the authentication report is released to the customer.

Research and Development Services

The Company’s revenue from its research and development contracts are accounted for/recognized when the performance obligations per the contract are satisfied. These performance obligations are satisfied at the point in time, either when the Company’s services are complete, or when the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer, or when a report is released to a customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company invoices customers upon shipment, or completion of the services and its collection terms range, on average, from 30 to 60 days.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as of June 30, 2025. The material weakness is further described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the review of our condensed consolidated financial statements for the nine-month period ended March 31, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the nine-month period ended June 30, 2025, the material weakness related to the controls around the preparation and review of the inputs utilized in fair value calculations, specifically as it related to warrant modifications. Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our consolidated financial statements for any prior interim period. We also developed a remediation plan for this material weakness which is described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2025, other than the plan discussed above under “Remediation of Material Weakness,” there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Eighth Certificate of Amendment, effective June 2, 2025	S-8	3.1	333-2889380	07/25/2025
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-laws, effective November 7, 2024	S-1	3.2	333-283315	11/19/2024
10.1	Separation Agreement, dated June 16, 2025, by and between Applied DNA Sciences, Inc. and Dr. James A. Hayward	8-K	10.1	001-36745	06/17/2025
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

Applied DNA Sciences, Inc.

Dated: August 14, 2025	/s/ JUDITH MURRAH
Judith Murrah
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 14, 2025	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)