Form 10-K
period 2025-09-30
BNB PLUS CORP.
filed 2025-12-22
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-36745

BNB PLUS CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Health Sciences Drive,
Stony Brook, New York	11790	(631) 240-8800
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number,
		including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, $0.001 par value	BNBX	The Nasdaq Stock Market LLC

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

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2025), was approximately $10.5 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 10% or more of the Registrant’s outstanding common stock as of March 31, 2025 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2025, the Registrant had outstanding 4,365,541 shares of common stock, par value $0.001 per share.

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

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “focus”, “forecasts”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Our forward-looking statements address, among other things:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our projections regarding our expectation that our LineaRx subsidiary will significantly narrow its losses in FY26Q1 (ending December 31, 2025) and approach profitability;
●	our business strategy and the timing of our expansion plans, including our BNB Strategy (as defined below);
●	failure to realize the anticipated benefits of the digital asset treasury strategy;
●	risks related to the Company’s ability to raise and deploy capital effectively;
●	risks related to an unproven BNB yield generation strategy;

●	the risk that the price of our common stock may be highly correlated to the price of the digital assets that we hold;
●	risks related to increased competition in the industries in which the Company does and will operate;
●	risks relating to the treatment of cryptocurrency assets for U.S. and foreign tax purposes; and
●	risks related to the unknown returns that the Company’s BNB Strategy (as defined below) will generate.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the highly volatile nature of the price of BNB and other cryptocurrencies;
●	the risks relating to the Company’s operations and business;
●	demand for products and services provided by our LineaRx subsidiary;
●	our ability to sell or otherwise monetize our LineaRx subsidiary and/or our LineaRx technology platforms;
●	changes in the business market, financial, political and regulatory conditions;
●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;
●	risks relating to market volatility, cybersecurity and custody of digital assets, potential changes in laws or accounting standards relating to cryptocurrency, and regulatory developments affecting BNB;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

All forward-looking statements and risk factors included in this Annual Report on Form 10 - K are made as of the date hereof based on information available to us as of such date, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

Forward-looking statements may include our plans and objectives for future operations, including plans and objectives relating to the success of our BNB Strategy and our products and our future economic performance, projections, business strategy and timing and likelihood of success. Assumptions relating to the forward-looking statements included in this Annual Report on Form 10 - K involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, demand for our products and services, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Any of the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10 - K could prove inaccurate and, therefore, we cannot assure you that any of the results or events contemplated in any of such forward-looking statements will be realized. Based on the significant uncertainties inherent in these forward-looking statements, the inclusion of any such statement should not be regarded as a representation or as a guarantee by us that our objectives or plans will be achieved, and we caution you against relying on any of the forward-looking statements contained herein.

Our trademarks currently used in the United States include Applied DNA Sciences®, LinearDNA™ and LineaIVT™. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Annual Report on Form 10 - K are the property of the respective owners.

ITEM 1.BUSINESS.

Overview

We are a digital asset treasury (“DAT”) company that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as our primary reserve asset. By using proceeds from financings, as well as potential cashflow from our operations, we seek to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native and other decentralized (DeFi) finance opportunities.

In addition, via our LineaRx, Inc. subsidiary (“LineaRx”), we are commercializing proprietary nucleic acid production solutions for the biopharmaceutical and diagnostics markets. Our nucleic acid production solutions enable cell-free manufacturing of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”), which are essential components for a new generation of advanced biotherapeutics, such as gene therapies, adoptive cell therapies, messenger RNA therapeutics and DNA vaccines, as well as diagnostic applications.

BNB Strategy

We launched our DAT strategy in October 2025 with the closing of the Private Placement (as defined below) wherein we received $26.8 million gross proceeds in cash and cryptocurrency assets with the potential for up to an additional $30.8 million in cash gross proceeds in future investment from warrant exercises. Our current strategy is to primarily focus our resources on our BNB-focused DAT strategy wherein we manage digital assets, primarily in the native cryptocurrency of the Binance Coin blockchain commonly referred to as “BNB”, including staking, restaking, and liquid staking of BNB, and participation in other unique Binance ecosystem and DeFi yield opportunities to contribute the BNB to the Company’s treasury operations (together, the “BNB Strategy”). Currently, the Company is in the process of accumulating BNB tokens and building the framework necessary to implement its BNB Strategy.

Once launched, we believe our BNB Strategy can produce potential yield via the implementation of one or more of the below strategies:

●	Participation in the Binance Launch Pool: Receive airdrops of new project tokens listing on Binance via staking our BNB to the Binance Launch Pool. Airdrops are immediately sold to generate potential yield.
●	Native Staking on Binance Smart Chain: Stake our BNB to various validators to support the network’s proof of stake authority (PoSa) consensus mechanism resulting in potential transaction fees and block rewards.
●	Liquidity Providing: Provide liquidity on the largest BNB DEX between Lista Dao (liquid staking derivative token) and BNB to generate potential yield from swap fees.
●	BNB Collateralization: Opportunistically collateralize our BNB and borrow stable coins to engage in non-directional DeFi strategies to produce potential yield.

In addition, the Company currently holds units of OBNB Osprey BNB Chain Trust (OTCMKTS: OBNB) (the “Trust Units”). The Company plans to pursue opportunities to sell the Trust Units for cash to purchase additional BNB that will be used to further our BNB Strategy. Alternatively, the Company seeks to access Trust Units’ underlying BNB assets in coordination with the administrator of the OBNB Osprey BNB Chain Trust and if successful, use the redeemed BNB assets to further its BNB Strategy. Please see more about the Trust Units in the “OBNB Trust Units” section below.

Overview of BNB and the BNB Ecosystem

BNB is the native cryptocurrency of the Binance blockchain ecosystem, powering the BNB Chain blockchain platform. BNB supports a broad range of decentralized finance (“DeFi”) applications, non-fungible tokens (“NFTs”), gaming, payments, staking, and governance activities.

BNB operates on a consensus mechanism called Proof of Staked Authority (“PoSA”), which combines delegated proof of stake with proof of authority. The publicly reported maximum theoretical transactions per second on the BNB Chain currently exceeds 2,000, with sub-second block times. Gas fees on BNB Chain are relatively low, around $0.01 per transaction, facilitating wide user participation and enabling micro-transactions by making a wide range of activities more economically viable for users.

The BNB ecosystem includes several integrated chains—BNB Smart Chain for general decentralized applications (“dApps”), opBNB with optimistic rollups optimized for DeFi and gaming, and BNB GreenField for decentralized storage solutions.

BNB serves multiple functions:

●	Paying transaction fees (gas) across the BNB Chain ecosystem;
●	Staking to secure the network;
●	Participating in network governance;
●	Enabling access to Binance Launchpad and other Binance services; and
●	Supporting DeFi protocols and NFT marketplaces within the ecosystem.

The BNB ecosystem benefits from Binance’s position as the world’s largest cryptocurrency exchange, providing exchange-to-blockchain onboarding. Recent upgrades in 2025 to the BNB Chain include faster sub-second transaction speeds, gasless transactions via an expanded “megafuel” system (which allows third parties to pay gas fees on behalf of users in stablecoins or BEP-20 tokens), expanded anti-MEV protections (techniques designed to prevent “Maximal Extractable Value” (MEV) exploitation), and native liquid staking that aims to enhance validator participation and network security, according to Binance.

The BNB Chain has implemented a burn policy, which is designed to reduce the total supply of BNB from 200 million to 100 million tokens. According to Binance, there are two distinct methodologies through which BNB can be burnt: the quarterly BNB burning event and a percentage of the BNB used as gas fees on the BNB Chain. Since December 2021, the auto-burn system calculates quarterly burns based on BNB’s price and BNB Chain block production, replacing the earlier method of using 20% of Binance’s profits for buybacks. Additionally, since November 2021, the BEP-95 upgrade burns a portion of the gas fees on the BNB Chain in real-time, proportional to network activity. Burned tokens are sent to an irretrievable blockchain address and cannot be reissued, with transactions publicly verifiable on the BNB Chain. According to Binance, the BNB burn policy is intended to have a deflationary effect, potentially increasing the value and price of BNB. As of October 2025, approximately 37 million BNB reportedly remain to be burned to reach the 100 million target. While these burn mechanisms are publicly disclosed by Binance, they are subject to change, as they are administered by Binance and BNB Chain validators, which are outside of the Company’s control, and they may not achieve their intended deflationary effect. U.S. regulators have scrutinized burn mechanisms in past enforcement actions, with the SEC citing issuer-controlled burn programs as evidence of efforts to influence a cryptocurrency’s value consistent with securities characteristics. If regulators were to reach a similar conclusion regarding BNB’s burn mechanism, it could increase the likelihood that BNB would be classified as a security and subject to heightened regulatory restrictions, adversely affecting its liquidity and price.

While the Binance ecosystem continues to grow with expanding developer activity, diverse use cases, and increasing institutional interest, it faces risks common to the cryptocurrency space, including regulatory uncertainties, technological competition, and market volatility. In addition, a significant majority of the daily BNB trading volume occurs on the Binance Exchange, which is controlled by Binance, the original distributors of BNB. Further, most of the BNB in circulation has been reported to be held by the founder and former controller of Binance. As a result, trading activity by these parties could impact the price and trading volume of BNB on the Binance Exchange. While Binance and its former controller have indicated that they and their respective related entities do not actively trade BNB or undertake gross or net purchasing activities to support its price or increase trading volume, publicly available information is insufficient to enable a conclusion as to whether trading activity in BNB on the Binance Exchange by such parties (or others) is occurring in compliance with the Binance Exchange’s policies and procedures or having a material impact on the price and trading volume of BNB on the Binance Exchange or other secondary markets.

Additionally, to the Company’s knowledge, Binance and its founder are not subject to trading restrictions in respect of BNB; as such, prior conduct and indications of current intent are not necessarily indicative of actual or future trading activities by these parties. Recently, certain market participants have alleged potential manipulation of the price of BNB by the Binance Exchange. In addition, if

Binance or its founder were to liquidate significant portions of their holdings, or if market participants perceived that such liquidations might occur, the price of BNB could be materially and adversely affected. Any allegations of BNB price or volume manipulation could result in regulatory actions against such parties and/or loss of confidence in BNB, and/or Binance generally, which could negatively impact the price of our common stock. Our dependence on Binance and its affiliates for the health and credibility of the BNB ecosystem will also subject us to material counterparty, reputational, and regulatory risks outside of our control. See the “Summary of Risk Factors” and “Risk Factors” sections of this Annual Report on Form 10-K for more information about the risks related to cryptocurrencies such as BNB.

Custody of our BNB

Currently, we hold all of our BNB in a custody account at U.S.-based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. As we accumulate BNB, we plan to custody our BNB across multiple U.S. and international custodians to diversify our potential risk exposure to any one custodian.

OBNB Trust Units

Currently, a significant amount of our BNB exposure comes from our ownership of units of OBNB Trust Units. The Company, as a holder of the Trust Units, may not be able to sell, transfer or assign its Trust Units other than in limited circumstances. The Trust Units are quoted in the over-the-counter market, but trading volume may be very limited. In addition, as a holder of Trust Units, the Company has no rights to force the liquidation and/or redemption of the Trust Units and receive the underlying BNB. Therefore, the Trust Units are potentially illiquid and the Company, as the holder of Trust Units, may have limited ability to realize their value or underlying BNB.

Private Placement Offering

On October 3, 2025, the Company closed on the Cash Private Placement (as defined below) and on October 23, 2025 completed the Cryptocurrency Private Placement (as defined below) in which the Company: (i) entered into a securities purchase agreement (the “Cash Securities Purchase Agreement”) with certain accredited investors (the “Cash Purchasers”) pursuant to which the Company agreed to sell and issue to the Cash Purchasers in a private placement offering (the “Cash Private Placement”), at an offering price of $3.32 per share, an aggregate of 4,620,485 shares (the “Shares”) of our common stock, par value $0.001 per share (“common stock”), and/or pre-funded warrants in lieu thereof to purchase shares of our common stock at a per share exercise price of $0.0001 (the “Cash Pre-Funded Warrants”), and Series E-1 Warrants (the “Series E-1 Warrants”) to purchase 4,620,485 shares of our common stock at a per share exercise price of $3.82 and (ii) entered into a securities purchase agreement (the “Cryptocurrency Securities Purchase Agreement,” and together with the Cash Securities Purchase Agreement, the “Securities Purchase Agreements”) with certain accredited investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Cryptocurrency Purchasers in a private placement offering (the “Cryptocurrency Private Placement,” and together with the Cash Private Placement, the “Private Placement”) 3,444,191 pre-funded warrants (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”), at an offering price of $3.32 per share, to purchase shares of our common stock at a per share exercise price of $0.0001 and 3,444,191 Series E-2 Warrants (the “Series E-2 Warrants” and, together with the Series E-1 Warrants, the “Series E Warrants”) at a per share exercise price of $3.82. In the Cash Private Placement, the Cash Purchasers tendered U.S. dollars or the cryptocurrency stablecoin issued by Circle Internet Group, Inc. commonly referred to as “USDC” to the Company as consideration for the Shares and/or Cash Pre-Funded Warrants and the Series E-1 Warrants. In the Cryptocurrency Private Placement, the Cryptocurrency Purchasers tendered units of OBNB Trust Units as consideration, with the Company receiving 0.126 units per Cryptocurrency Pre-Funded Warrant together with accompanying Series E-2 Warrant sold. Lucid Capital Markets acted as sole placement agent for the Private Placement.

Each of the Cash Pre-Funded Warrants and the Cryptocurrency Pre-Funded Warrants is exercisable for one share of our common stock at the exercise price of $0.0001 per share of our common stock underlying the Cash Pre-Funded Warrant or Cryptocurrency Pre-Funded Warrant. The Cash Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Cash Pre-Funded Warrants issued in the Cash Private Placement are exercised in full. The Cryptocurrency Pre-Funded Warrants are exercisable on or after the later of (i) the date the approval as may be required by the applicable rules and regulations of Nasdaq (or any successor entity) from the stockholders of the Company to permit the exercise of the securities issued and issuable under the Cryptocurrency Securities Purchase Agreement (the “Stockholder Approval”) is obtained and (ii) the date that as to each Cryptocurrency Purchaser, the aggregate amount to be paid for warrants purchased under the Cryptocurrency Securities Purchase Agreement as specified below such Cryptocurrency Purchaser’s name on the signature page of the Cryptocurrency Securities Purchase Agreement and next to the heading “Subscription Amount” thereof in the cash equivalent of crypto-currency (or trust units or interests that that hold crypto-currency)

acceptable (in form and value) to the Company and the Placement Agent in their sole discretion, minus, such Cryptocurrency Purchaser’s aggregate exercise price of the Cryptocurrency Pre-Funded Warrants, which amounts shall be paid as and when such Cryptocurrency Pre-Funded Warrants are exercised (the “Cryptocurrency Subscription Amount”) is delivered in transferrable form reasonably acceptable to the Company with good and marketable title and is free and clear of any security interests, pledges, liens, restrictions, claims or encumbrances of any kind, and thereafter may be exercised at any time until all of the Cryptocurrency Pre-Funded Warrants issued in the Cryptocurrency Private Placement are exercised in full. Stockholder Approval was obtained on December 12, 2025.

Upon the closing of the Private Placement, the Company received $26.8 million with the potential for up to an additional $30.8 million in gross proceeds in future investment from warrant exercises.

Strategic DAS Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Digital Assets Services Agreement (the “Strategic DAS Agreement”) with Cypress LLC, a Puerto Rico limited liability company (the “Services Provider”), pursuant to which the Company appointed the Services Provider to provide discretionary asset management services (i) in compliance with the Company’s BNB Strategy, (ii) with respect to any other cryptocurrency or digital asset strategies subject to the Company’s approval, in each case, solely with respect to the Account Assets (as defined below) in the accounts or cryptocurrency “wallets” identified by the Company after consultation with the Services Provider for an initial term of five years, which will automatically and without further action renew for successive one year terms unless the Company or the Services Provider notifies the other in writing of its desire not to renew the Strategic DAS Agreement at least thirty days prior to the expiration of the term in effect.

As set forth in the Strategic DAS Agreement, the Company has agreed to pay to the Services Provider a fixed-rate management fee accrued and payable monthly (prorated for partial months) in arrears, equal to 1/12 of 1.25% per annum multiplied by the net asset value of the Account as of the last day of each month, before taking into account the estimated accrued incentive fee (as described below), if any. The management fee shall be payable within fifteen days of the Company’s receipt of an invoice from the Services Provider after the end of each month. In addition, the Company has agreed to pay to the Services Provider an incentive fee for each Incentive Period (as defined in the Strategic DAS Agreement) relating to the Account equal to 10% on net returns, multiplied by the amount, if any, by which the increase in net asset value of the Account during such Incentive Period (excluding any amounts contributed to or withdrawn from the Account during such Incentive Period) exceeds the sum of (x) net asset value for the Account as of the later of the effective date of September 29, 2025 and the last time an incentive fee was paid in respect of the Account and (y) the aggregate management fees, to the extent not included in the calculation of net asset value, to Services Provider during such Incentive Period.

The Strategic DAS Agreement has an initial term of five years. The Strategic DAS Agreement may be terminated by (i) either the Company or the Services Provider upon thirty days’ prior written notice for Cause (as defined in the Strategic DAS Agreement); (ii) by either the Company or the Services Provider, without Cause, effective as of the end of the initial term of the Strategic DAS Agreement or any renewal period, upon at least thirty days’ prior written notice of non-renewal; or (iii) by the Services Provider if it becomes unlawful under any applicable law for Services Provider to perform any or all of its obligations under the Strategic DAS Agreement, in which case the Services Provider shall immediately suspend its performance of all unlawful obligations under the Strategic DAS Agreement and terminate it with three days’ prior written notice to the Company. If the Strategic DAS Agreement is terminated by the Company for any other reason than with respect to the Services Provider’s Cause or pursuant to clause (ii) of the immediately preceding sentence, or by the Services Provider with respect to the Company’s Cause, the Company shall pay liquidated damages to the Services Provider in an amount equal to all fees and other compensation that would have accrued to Services Provider under the Strategic DAS Agreement from the date of the termination through the end of the then-current term (assuming a net asset value of the Accounts as of the date of termination, plus the Assumed Return on Investments (as defined in the Strategic DAS Agreement)), paid monthly throughout the term in effect in accordance with the Strategic DAS Agreement.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of the Service Provider.

Strategic Advisor Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Advisor Agreement with Cypress Management LLC, a Puerto Rico limited liability company (the “Strategic Advisor”), pursuant to which the Company appointed the Strategic Advisor to provide strategic advice, guidance and technical advisory services relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of five years, which will automatically and without further action renew for successive one year terms unless the Company or the Strategic Advisor notifies the other in writing of its desire not to renew the Strategic Advisor Agreement at least thirty days prior to the expiration of the term in effect. The Strategic Advisor or the Company may terminate the Strategic Advisor Agreement immediately upon written notice to the other party if the Company or the Strategic Advisor, as applicable, materially breaches the Strategic Advisor Agreement and fails to cure such breach within thirty days after receipt of such written notice. Either the Company or the Strategic Advisor may terminate the Strategic Advisor Agreement by mutual agreement at any point during the term. Either the Company or the Services Provider may terminate the Strategic Advisor Agreement by giving a termination notice to the other party if the other party (a) voluntarily files or has filed against it a petition under applicable bankruptcy or insolvency laws that is not released within sixty days after filing, (b) proposes any dissolution, composition or financial reorganization with creditors or if a receiver, trustee, custodian or similar agent is appointed or takes possession with respect to all or substantially all property or business of such party, or (c) makes a general assignment for the benefit of creditors, and such termination would become effective ten days after receipt of the termination notice. The Strategic Advisor Agreement shall automatically terminate upon termination of the Strategic DAS Agreement.

Pursuant to the terms of the Strategic Advisor Agreement, the Company pays a monthly fee of $60,000 to the Strategic Advisor and issued to the Strategic Advisor five year warrants to purchase shares of our common stock (the “Advisory Warrants”) in an aggregate amount equal to 1,986,634 shares of our common stock with an exercise price of $3.82 per share.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of the Strategic Advisor.

Consulting Arrangements

In order to support the implementation of its BNB-focused treasury strategy, on September 23, 2025, the Company entered into consulting arrangements with Ground Tunnel Capital LLC (the “Consultant”) and an additional consulting agreement (collectively, the “Consulting Arrangements”) with the Consultant, pursuant to which the Company (i) engaged the Consultant to provide certain advisory and marketing services and (ii) will receive premium sponsorship benefits at all SkyBridge Alternatives Conference (“SALT”) conferences globally for a period of thirty-six months. The Consulting Arrangements have a term of three years and shall terminate on September 23, 2028. Pursuant to the Consulting Arrangements, the Consultant shall be paid a fee of (a) $1,000,000 and (b) $250,000 paid quarterly from December 2025 until September 2027. In addition, immediately following the closing of the Cash Private Placement, the Consultant received Consultant Warrants (the “Consultant Warrants”) exercisable for a number of shares of common stock equal to 1% of the fully diluted outstanding equity of the Company as of immediately following the closing of the Private Placement. The exercise price per share of the Consultant Warrants is equal to $3.82 and the Consultant Warrants have a term of five years from the date of issuance.

Formation of Build & Build, LLC

On October 19, 2025, we formed Build & Build, LLC, a Delaware limited liability company and a 100% owned subsidiary of the Company (“Build & Build”), in connection with our BNB Strategy. Pursuant to our BNB Strategy, Build & Build will be used to house certain cryptocurrency assets of the Company.

Formation of BNBX Ltd.

On November 26, 2025, we formed BNBX Ltd., a wholly owned subsidiary organized under the laws of the British Virgin Islands (B.V.I.) in connection with our BNB Strategy. Pursuant to our BNB Strategy, BNBX Ltd. will be used to house certain cryptocurrency assets of the Company.

LineaRx Business Strategy

Through LineaRx our 98% owned subsidiary, we are developing and commercializing our LineaDNA and Linea IVT platforms for the manufacture of synthetic DNA and associated enzymes for use in the production of nucleic acid-based therapeutics (the “Therapeutic DNA Production Services”).

Our nucleic-acid production solutions enable the rapid and efficient cell-free manufacturing of high-quality DNA and RNA, which are essential components for a new generation of advanced biotherapeutics such as gene therapies, personalized medicine, adoptive cell therapies and messenger RNA (“mRNA”) and deoxyribonucleic acid (“DNA”)-based vaccines, as well as in vitro diagnostic (“IVD”) applications.

We have developed three distinct and complementary technology solutions:

●	LineaDNA™: A proprietary, cell-free DNA production system that uses a large-scale polymerase chain reaction (“PCR”) process. This technology allows for the rapid and efficient production of high-fidelity synthetic DNA without the use of living cells. The resulting DNA can be used in the manufacturing of various biotherapeutics, serve as the starting material for mRNA therapeutics and vaccines, and as a critical component of IVDs.
●	LineaRNAP™: A next-generation RNA polymerase (“RNAP”) used to transform DNA into mRNA. Our RNAP is engineered with a patented DNA-binding domain that we believe results in high mRNA yields and reduced double-stranded RNA (dsDNA) contamination, a common problematic byproduct produced during mRNA production.
●	LineaIVT™: An integrated system that combines the Company’s LineaDNA and LineaRNAP technologies. This innovative solution simplifies the mRNA production workflow resulting in a streamlined production process with fewer impurities than traditional methods.

Our business strategy is to continue advancing our nucleic acid production solutions to support the potential future sale and/or licensing of our LineaRx business and/or its technology solutions to a third-party.

LineaDNA

LineaDNA is our core enabling technology for rapid, efficient, and scalable cell-free manufacture of high-fidelity synthetic DNA sequences used in the manufacturing of a broad range of biotherapeutics. The LineaDNA platform enzymatically produces a linear form of synthetic DNA we call “LineaDNA” that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years. LineaDNA can be quickly produced in batches ranging from milligram to grams under a variety of controlled manufacturing processes including research use only (“RUO”), good laboratory practices (“GLP”) and good manufacturing practices (“GMP”).

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

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in the State of Nevada, and in 2002, we changed our name to Applied DNA Sciences, Inc. On December 17, 2008, we reincorporated from the State of Nevada to the State of Delaware. On November 13, 2025 we changed our Company name to our current name, BNB Plus Corp.

Our corporate headquarters are located at the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we have established laboratories for the manufacture and development of our nucleic acid production solutions. The mailing address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240 - 8800.

Company Restructuring and Stock Splits

On February 13, 2025, we announced our exit from our business operations relating to the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”) and completion of a workforce reduction of approximately 20% of our total headcount as of such date related primarily to employees within such segment.

Further, on June 27, 2025, we announced a strategic restructuring and realignment of resources to focus exclusively on our synthetic DNA manufacturing business, LineaRx. As part of the actions undertaken, we implemented a workforce reduction of approximately 27% of headcount as of June 27, 2025 and ceased operations at Applied DNA Clinical Labs (“ADCL”), a business that provided molecular and genetic testing services, effective June 27, 2025.

Our actions were intended to substantially reduce our operating costs and concentrate resources behind LineaRx to: (i) enhance the capabilities of LineaRx’s LineaDNA and LineaIVT platforms while scaling commercial adoption; (ii) expand our service offerings; and (iii) pursue strategic partnerships. The June 2025 workforce reduction equated to a projected 23% reduction in annual payroll costs, excluding payroll expenses incurred as a result of the retirement of the Company’s former Chairman and Chief Executive Officer Dr. James Hayward. The reduction in payroll costs was offset by approximately $278,000 in one-time charges related to the workforce reduction and ceasing of operations at ADCL, primarily for separation benefits. We incurred the majority of workforce reduction-related costs related to this restructuring by the end of the quarterly period ending September 30, 2025, excluding expenses associated with the retirement of Dr. Hayward.

On October 6, 2025, our board of directors (the “Board”) authorized, and our officers implemented, a further restructuring plan pursuant to which we reduced overall operating expenses to focus resources on our BNB Strategy. The restructuring plan included a reduction of our workforce as of September 30, 2025 by sixteen (16) employees, or approximately 60%. We will incur aggregate pre-tax charges of approximately $1.4 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by October 31, 2025 and the associated charges will be recorded in the first quarter of fiscal 2026.

Since initiating our restructurings in January 2025, the Company has cumulatively reduced headcount by a total of 72% for a projected 70% total reduction in payroll expenses as compared to the fiscal year ended September 30, 2024.

On March 13, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifty (1:50) reverse stock split of its common stock, effective at 12:01 a.m. Eastern Time on March 14, 2025 (the “March 2025 Reverse Split”). In addition, on June 1, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifteen (1:15) reverse stock split of its common stock effective at 12:01 a.m. Eastern Time on June 2, 2025 (the “June 2025 Reverse Split”) (collectively the “2025 Reverse Splits”). All warrant, option, share, and per share information in the Form 10-K gives retroactive effect to the 2025 Reverse Splits.

Recent Developments

Special Meeting

On December 12, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved (i) the issuance of shares of common stock upon exercise of the Cryptocurrency Pre-Funded Warrants and the Series E-2 Warrants, in accordance with Nasdaq Listing Rules 5635(a) and 5635(d), (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 and (iii) an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 5,000,000 shares. The Company has discretion on whether and when to file the Charter Amendment and, as of the date of this report, has made no decision.

Nasdaq Ticker Change; Amendments to Articles of Incorporation – Name Change

Effective October 7, 2025 the Company changed its ticker symbol on the Nasdaq Capital Market from “APDN” to “BNBX”.

Effective November 13, 2025, the Company changed its name to BNB Plus Corp., pursuant to an amendment to its certificate of incorporation adopted by the Company’s Board and filed with the Secretary of the State of Delaware.

Josh Kruger Appointed Chairman of the Board

On November 6, 2025, the Board, upon recommendation of the Nominating Committee of the Board, appointed Joshua Kruger to serve as its Chairman and as a Director. At the time of Mr. Kruger’s appointment, the Board had a vacancy as the result of the previously disclosed resignation on September 29, 2025 of Sanford R. Simon. Mr. Kruger replaced Judith Murrah as Chairperson, who voluntarily resigned from her position as Chairperson of the Board effective November 6, 2025. Ms. Murrah will continue to serve as a Director of the Company. Ms. Murrah’s resignation as Chairperson is not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. The Board determined that Mr. Kruger does not satisfy the independence criteria set forth in the Nasdaq rules and is not “independent” for purposes of serving on the Board. Mr. Kruger is an affiliate of the Services Provider and Strategic Advisor, which together provides services to the Company for compensation of approximately $720,000 on an annual basis.

At the Market Offering

On November 4, 2025 the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Lucid Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which we may, from time to time, offer and sell shares of our common stock, with an aggregate offering price of up to $8,157,932 through the Agent. Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of December 15, 2025, the Company has issued a total of 10,759 shares of its common stock for net proceeds of $31,791 after deducting commissions of $983.

Chief Investment Officer

On October 1, 2025, we appointed Patrick Horsman, an affiliate of the Services Provider and Strategic Advisor, as the Chief Investment Officer of the Company. Mr. Horsman receives monthly consulting compensation of $29,167 for serving as the Company’s Chief Investment Officer but is not an executive officer of the Company. Mr. Horsman is also an affiliate of the Strategic Advisor, which together with its affiliates provides services to the Company for compensation of approximately $720,000 on an annual basis.

Significant Addition to BNB Treasury Strategy

As of December 15, 2025, the Company has opportunistically deployed approximately $3 million to acquire additional BNB tokens at an average price of approximately $895 per token, further strengthening the Company’s yield focused BNB treasury strategy. The Company as of December 15, 2025 holds a total of approximately 18,830 BNB through direct holdings and OBNB Trust Units.

Sales and Marketing

We have one employee engaged in sales and marketing for LineaRx. For our BNB Strategy, we utilize various third-party vendors as well as the services of the Strategic Advisors.

Research and Development

During the fiscal year ended September 30, 2025 our research and development efforts, in our Therapeutic DNA Production Services segment were focused on the further development and optimization of our LineaDNA and Linea IVT platforms. Going forward, the Company is focusing its research and development efforts only on the further optimization of its LineaDNA platform.

We incurred approximately $6.0 million and $3.6 million on research and development activities for the fiscal years ended September 30, 2025 and 2024, respectively. Included in the $6.0 million for the fiscal year ended September 30, 2025 was $2.7 million of impairment expense for the write-off of the intangible assets acquired as part of our acquisition of Spindle Biotech, Inc. (“Spindle”).

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

Manufacturing

For our Therapeutic DNA Production Services segment, we have the capability to manufacture large quantities of DNA via our LineaDNA platform at our facility in Stony Brook. For our Therapeutic DNA Production Services, we currently manufacture GLP grade DNA. Linea RNAP is produced for the Company by a third-party CDMO located in the United States.

Distribution of our Products/Services and Commercial Agreements

Our products/services are distributed in the following ways:

●	directly to the customer; and
●	licensing and/or fees for service manufacturing.

Customers

Our revenues earned from the sale of products and services for the fiscal year ended September 30, 2025, includes 29% from one customer within our Therapeutic DNA Production segment and an aggregate of 30% from two customers within our former DNA Tagging Security Products segment. As of September 30, 2025, three customers accounted for 99% of our accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Competition

Some of our competitors in our Therapeutic DNA Production Services segment include: MilliporeSigma, Precigen, Inc., Aldevron, LLC, Integrated DNA Technologies, Inc., 4basebio PLC, MaxCyte, Inc., Touchlight Genetics Ltd., Quantoom Bioscience, Syngoi Technologies, S.L.U., Novartis AG, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, Elegen, Inc., ANSA Biotechnologies, Merck & Co., Inc. and others.

Some of our competitors that operate in the DAT market include: The Ether Machine, Sharplink Gaming Inc, Strategy, Inc., Solana Company, CEA Industries, Inc., Forward Industries, Inc., Sharplink Gaming, Inc., Bitmine Immersion Technologies Inc., and others.

Intellectual Property

The proprietary nature of and protection for our various technologies and know-how are important to our Therapeutic DNA Production Services business. Our success depends in part on our ability to protect the proprietary nature of our technologies and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek and maintain patent protection in the United States and internationally for our Therapeutic DNA Production Services business. We endeavor to patent or in-license technology, inventions and improvements that we consider important to the development of our business. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

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

As of December 15, 2025, our patent portfolio relating to our Therapeutic DNA Production Services business included the following:

●	Therapeutic DNA Production Services
o	8 issued patents and 8 pending patent applications in the United States
o	12 issued foreign patents and 8 pending foreign patent applications

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

Government Regulation

Therapeutic DNA Production Services

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

Drug and biologic products must undergo preclinical and clinical evaluation relating to product safety and efficacy before they are approved as commercial therapeutics products. The regulatory authorities having jurisdiction in the countries in which our collaborators and customers intend to market their products may delay or put on hold clinical trials, delay approval of a product or determine that the product is not approvable. The FDA and comparable government authorities having jurisdiction in the countries in which our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance, safety, efficacy or the product is deemed adulterated or misbranded.

BNB Strategy

The laws and regulations applicable to BNB and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of BNB, the markets for BNB in general, and our activities in particular, our business and our BNB Strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our BNB Strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity.

The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact.

Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

As of the date hereof, none of the SEC or any other U.S. federal or state regulator has publicly stated whether they agree that BNB is a “security,” and BNB has not yet been classified with respect to the U.S. federal securities laws. Although we believe that BNB is not a “security” within the meaning of the U.S. federal securities laws, and that registration of the Company or our treasury under the Investment Company Act, is therefore not required under applicable securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If this occurs, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act. In addition, while the Company intends to sell its Trust Units and/or gain access to the BNB underlying such Trust Units to further its BNB Strategy and not to utilize the Trust Units for investing, reinvesting or trading securities, the Trust Units could potentially be classified as an investment security under the Investment Company Act. If this occurs, and the Company holds a substantial number of Trust Units we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act.

As noted above, activities involving BNB and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was passed and signed into law of the United States, which directs for a federal regulatory framework for the issuance of “payment stablecoins” that are designed to be used as a means of payment and settlement. The GENIUS Act proscribes a regulatory framework that would further reduce uncertainty of the legal status and treatment of “payment stablecoins” or other digital assets in general and clarify in certain instances that such digital assets would not be treated or regulated as “securities.” In addition, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) has passed the U.S. House of Representatives and is currently under consideration in the U.S. Senate. If passed in its current form, the CLARITY ACT would grant the CFTC jurisdiction and regulatory authority with respect to “digital commodities,” including by establishing new registration requirements for digital commodity exchanges, brokers, and dealers. In addition, the CLARITY Act would amend the CEA to incorporate “digital commodities” into various aspects of the CFTC’s existing jurisdiction and the regulations promulgated thereunder. If passed, the CLARITY Act could impose additional regulatory requirements on companies holding digital assets as well as their asset managers. For more information regarding the risks related to our BNB Strategy and government regulations, see “Risk Factors” included in this Form 10-K.

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

Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third party facilities. We also could incur significant costs associated with civil or criminal fines and penalties. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and preclinical trials, future clinical trials or regulatory approvals related to our product or services could be suspended, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and prospects.

Employees

As of September 30, 2025, we had a total of 26 employees, consisting of 3 in executive management, 5 in research and development, 6 in quality and compliance, 3 in finance, accounting and human resources, 3 in operations/production, 3 in sales and marketing, 1 in administration and support services, and 2 in information services. Since June 2012, we have been working with Insperity Inc. to assist in managing many of our back-end administrative human resources, benefits, and payroll responsibilities. Subsequent to September 30, 2025, the Company reduced its total employees to 13 in accordance with a restructuring plan authorized by its Board of Directors on October 6, 2025.

Available Information

We are subject to the informational requirements of the Exchange Act, which requires us to file our Annual Reports on Form 10 - K, Quarterly Reports on Form 10 - Q, Current Reports on Form 8 - K, amendments to such reports and other information with the SEC. Because we file documents electronically with the SEC, you may obtain this information by visiting the SEC’s website at: www.sec.gov. Our website is located at: www.bnb.plus, www.adnas.com and www.linearxdna.com. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this report.

ITEM 1A.RISK FACTORS.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business

●	We may not successfully implement our business strategies, including achieving our growth objectives and the implementation of our BNB digital treasury strategy.
●	We may not successfully implement our business strategies for our Therapeutic DNA Production Services, including but not limited to the sale or licensing of our technologies.
●	We have identified a material weakness in our internal controls over financial reporting.
●	Sales of a significant number of shares of our Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our Common Stock.
●	Our management may invest or otherwise use the proceeds of any offering by the Company in ways with which you may not agree or in ways that may not yield a return, including using the net proceeds to purchase additional BNB, or for stock repurchases.
●	If we are unable to raise sufficient additional capital on acceptable terms, we may be unable to expand our BNB reserves, which could adversely affect our liquidity, financial condition and growth prospects.
●	If we are unable to maintain and implement effective internal controls over financial reporting and disclosure, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

●	If we are unable to maintain compliance with Nasdaq continued listing standards, we could be delisted from Nasdaq, which would negatively impact our business, our ability to raise capital and the market price and liquidity of our common stock.

Risks Related to Cryptocurrencies

●	The further development and acceptance of the BNB Chain and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.
●	The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.
●	The availability of spot exchange-traded products and futures exchange-traded funds for BNB and other digital assets may adversely affect the market price of our common stock.
●	The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so.
●	We may be subject to regulatory developments related to cryptocurrencies and cryptocurrency markets, which could adversely affect our business, financial condition, and results of operations and the price of our common stock.
●	Loss or theft of private keys or breaches of our digital wallets could result in the permanent loss of our BNB and materially adversely affect our business.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of BNB and adversely affect our business.
●	The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.
●	The U.S. federal, the state, local and non-U.S. income tax treatment of transactions in digital assets is unclear.

Risks Related to Investing in BNB

●	BNB is subject to extreme price volatility, and any sustained decline in the market price of BNB could lead to substantial losses on our digital asset holdings and could adversely affect the market price of our common stock.
●	BNB and BNB Chain have links to, and may be controlled by, Binance and its principals.
●	The value of our common stock depends on the development and acceptance of the BNB Chain. The slowing or stopping of the development or acceptance of the BNB Chain may adversely affect an investment in our common stock.
●	Digital assets represent a new and rapidly evolving industry, and the price of our common stock would depend on the acceptance of BNB.
●	Regulatory changes or actions in foreign jurisdictions may affect the price of our common stock or restrict the use of BNB, mining activity or the operation of their networks or the global BNB markets in a manner that adversely affects our business, financial condition and results of operations and the price of our common stock.

Risks Related to Our Digital Asset Treasury Strategy

●	The Company has minimal operating history in investing in cryptocurrencies, blockchain validation services, blockchain lending services or other decentralized finance services.
●	The success of the Company’s cryptocurrency treasury strategy will be dependent on the Services Provider.

●	The Company’s dependence on international Providers (as defined below) may involve their holding of Account (as defined below) assets and cash in foreign jurisdictions and may involve risks of loss or other special considerations.
●	We have shifted our business strategy towards a focus on BNB, and we may be unable to successfully implement this new strategy.
●	There is a possibility that BNB and/or our Trust Units may be classified as a “security.” If BNB and/or our Trust Units is classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.
●	If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.
●	We and our Services Provider will rely on technical infrastructure to manage our digital asset holdings and technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain network of such infrastructure could adversely impact our business, financial condition and results of operations and the price of our common stock.

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

Risks Relating to Our Business:

We may not successfully implement our business strategies, including achieving our growth objectives and the implementation of our BNB Strategy.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, operational and management initiatives and the development in particular of our BNB Strategy, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our ability to obtain sufficient financing and on our executive management team and other key management personnel, our executive management team’s ability to execute new operational initiatives, and certain matters outside of our control. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

We may not successfully implement our Therapeutic DNA Production Services business strategies, including but not limited to the sale or licensing of our technologies.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our growth, operational and management initiatives and the development of our Therapeutic DNA Production Services, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our ability to obtain sufficient financing and on our executive management team and other key management personnel, our executive management team’s ability to execute new operational initiatives, and certain matters outside of our control. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our goal of selling and/or licensing our technologies. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

Rapidly changing technology and extensive competition in synthetic DNA could make our Therapeutic DNA Production Services obsolete or non-competitive unless we continue to develop and manufacture new and improved services or products and pursue new market opportunities.

The synthetic DNA industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success in our Therapeutic DNA Production Services business will depend on our ability to continually improve the services we are developing and producing, to develop and introduce new services that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and the utility and value of new products and services developed by us may not be accepted in the markets served by the new services. Our inability to gain market acceptance of existing products and services in new markets or market acceptance of new products and services could harm our future operating results. Our future success in our Therapeutic DNA Production Services business also depends on our ability to manufacture these new and improved products and services to meet customer demand in a timely and cost-effective manner, including our ability to resolve manufacturing issues that may arise as we commence production of any new products and services we develop.

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

We expect this competition to continue and intensify in the future. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize synthetic DNA, drug and biologic candidates utilizing synthetic DNA, or other forms of therapeutic DNA that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any LineaDNA that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, synthetic DNA, drug and biologic candidates utilizing synthetic DNA, and other forms of therapeutic DNA developed by our competitors may render our LineaDNA uneconomical or obsolete, and we may not be successful in marketing any drug and biologic candidates and LineaDNA we may develop against competitors. If any of these risks occur, our Therapeutic DNA Production Services business could be significantly harmed.

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

Stockholders may suffer substantial dilution if certain provisions in the Series A Warrants, Series E Warrants, Advisory Warrants, Placement Agent Warrants, or Consultant Warrants are utilized.

On May 29, 2024, we closed on such date a public offering whereupon we issued and sold units consisting of common stock purchase warrants to purchase one share of our common stock (the “Series A Warrants”), which may be exercised through cashless exercise if, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the Series A Warrants by the holder thereof. If the Series A Warrants are exercised by way of a cashless exercise, such exercising holder will receive shares of our common stock for each Series A Warrant.

Pursuant to the closing of the Private Placement, the Series E Warrants, Advisory Warrants, and Consultant Warrants were issued. Additionally, in connection with the Private Placement, the Company sold to Lucid warrants (the “Placement Agent Warrants”) to purchase shares of our common stock equal to 5.0% of our common stock sold in the Private Placement at an aggregate price of $50. If the Series E Warrants, Advisory Warrants, Placement Agent Warrants, or Consultant Warrants are exercised by way of a cashless exercise, which may occur six months after their issuance if no applicable registration statement is available for the resale of such common stock, such exercising holder will receive shares of our common stock for each Series E Warrant, Advisory Warrant, Placement Agent Warrant, or Consultant Warrant they exercise without any cash payment to us.

The number of shares of our common stock each of the holders of the Series A Warrants, Series E Warrants, Advisory Warrants, Placement Agent Warrants, or Consultant Warrants are entitled to receive upon a cashless exercise is subject to a formula as set forth in the relevant warrant.

If any of the above provisions in the Series A Warrants, Series E Warrants, Advisory Warrants, Placement Agent Warrants or Consultant Warrants are utilized, our stockholders may suffer substantial dilution.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of our shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

You may experience additional dilution in the future.

To raise additional capital, the Company may in the future offer additional Company securities, including shares of our common stock, at prices that may not be the same as the price per share in prior offerings or transactions. The Company or other stockholders may sell shares of common stock or other securities in any other offering at a price per share that is less than the price per share paid by investors in prior offerings or transactions, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Company or other stockholders sell additional shares of common stock, or the Company sells securities convertible or exchangeable into common stock, in future transactions, may be higher or lower than the price per share paid by investors in prior offerings or transactions. Furthermore, sales of a substantial number of shares of the Company’s common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Our management may invest or otherwise use the proceeds of any offering by the Company in ways with which you may not agree or in ways that may not yield a return.

Our management will have broad discretion in the application of the net proceeds from any offering by the Company and could use the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of additional products and services and our pursuit of our new BNB strategy.

We may use the net proceeds from any offering by the Company to purchase additional BNB, the price of which has been, and will likely continue to be, highly volatile.

We may use the net proceeds from any offering by the Company to purchase additional BNB. BNB is a highly volatile asset. In addition, BNB does not pay interest. The ability to generate a return on investment from the net proceeds from any offering by the Company will depend on whether there is appreciation in the value of BNB following our purchases of BNB with the net proceeds from any offering by the Company. Future fluctuations in BNB’s trading prices may result in our converting BNB purchased with the net proceeds from offerings into cash with a value substantially below the net proceeds from such an offering.

If we are unable to raise sufficient additional capital on acceptable terms, we may be unable to expand our BNB reserves, which could adversely affect our liquidity, financial condition and growth prospects.

We completed the Cash Private Placement on October 3, 2025 and the Cryptocurrency Private Placement on October 21, 2025, whereby the net proceeds of which have primarily been used for our BNB Strategy. To the extent holders exercise the warrants sold pursuant to the Securities Purchase Agreements, we may acquire additional BNB at market prices, which could magnify our exposure to BNB price volatility. If we are unable to raise sufficient additional capital through warrant exercises, an at-the-market facility or other equity financings on acceptable terms, we may be unable to expand our BNB reserve, which could adversely affect the price of our common stock, as well as adversely affecting our business, financial condition and results of operations.

Our financial results and the market price of our common stock may be affected by the prices of BNB.

As part of our BNB Strategy, we have invested in BNB and plan to continue to invest in BNB. The price of BNB has historically been subject to dramatic price fluctuations and is highly volatile. Any decrease in the fair value of BNB below our carrying value could require us to incur a loss due to the decrease in fair market value, and such a charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our BNB holdings, the price of BNB may significantly influence the market price of our common stock.

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

We have identified a material weakness in our internal controls over financial reporting related to the controls around the preparation and review of the inputs utilized in fair value calculations, specifically as it related to warrant modifications. Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our consolidated financial statements for any prior interim period. We also developed a remediation plan for this material weakness.

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

Any impairment of intangible assets or long-lived assets could negatively impact our results of operations.

We assess potential impairments to our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For example, in fiscal 2025, we incurred a $2.7 million impairment charge related to In Process Research and Development (“IPR&D”) acquired as part of the Spindle acquisition after considering changes in their actual and forecasted financial performance, reassessing their recoverability using an undiscounted cash flow model, and determining their carrying value may not be recoverable. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded intangible assets. Future determinations of significant write-offs of intangible assets, or other long-lived assets, because of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.

Historically, we generated a large portion of our sales of products and services from a small number of customers. If we were to lose one or more of our largest customers, the operating results in our LineaRx business could suffer dramatically.

During the year ended September 30, 2025, revenues earned from the sale of products and services included an aggregate of 20% and 10%, from two customers within the DNA Tagging and Security Products segment and 29% from one customer within the Therapeutic DNA Productions Services segment, respectively. During the period ended September 30, 2024, revenues earned from the sale of products and services included an aggregate of 28%, from one customer within the Therapeutic DNA Production Services segment. During the year ended September 30, 2025, three customers accounted for 99% of the Company’s accounts receivable. During the year ended September 30, 2024, three customers accounted for 75% of the Company’s accounts receivable. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our LineaRx business, financial condition or results of operations.

If we are unable to maintain compliance with Nasdaq continued listing standards, we could be delisted from Nasdaq, which would negatively impact our business, our ability to raise capital and the market price and liquidity of our common stock.

Over the past year, we have received multiple notification letters from Nasdaq for failing to comply with its listing requirements and have effected multiple reverse stock splits, including the 1-for-50 reverse stock split of our common stock effected on March 14, 2025 and the 1-for-15 reverse stock split of our common stock effected on June 2, 2025, to regain compliance. If we are unable to maintain compliance with any listing requirements of Nasdaq, our shares of common stock may be delisted by Nasdaq. In addition, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for a compliance period under Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one; accordingly, our common stock could be subject to immediate delisting from Nasdaq in the event that we cannot comply with any of the listing requirements of Nasdaq in the future.

In addition, the Nasdaq’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As of September 30, 2025, our stockholders’ equity was below $2.5 million. Upon the filing of this Annual Report on Form 10-K, the Staff may issue a delisting determination because we failed to satisfy Nasdaq Listing Rule 5550(b) at September 30, 2025. There is no assurance that we will ultimately meet all of the applicable criteria for continued listing on Nasdaq, or if we meet those criteria, that we will be able to maintain compliance with the applicable criteria.

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

Risks Related to Cryptocurrencies

The further development and acceptance of the BNB chain (the “BNB Chain”) and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the BNB Chain and other cryptocurrency networks may adversely affect an investment in the Company.

Cryptocurrencies such as BNB may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The cryptocurrency networks and chains are a new and rapidly evolving industry of which the BNB Chain is a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and the BNB Chain in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as the BNB Chain, include:

●	continued worldwide growth in the adoption and use of BNB and other cryptocurrencies, including those competitive with BNB;
●	government and quasi-government regulation of BNB and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the BNB Chain or similar cryptocurrency systems;
●	the maintenance and development of the open-source software protocol of the BNB Chain;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
●	general economic conditions and the regulatory environment relating to cryptocurrencies and cryptocurrency service providers.

A decline in the popularity or acceptance of the BNB Chain and other cryptocurrency networks may harm the price of our common stock. There is no assurance that the BNB Chain, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to cryptocurrency service providers will not be negatively affected by government regulation or supply and demand of BNB.

The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.

Cryptocurrency markets, including spot markets for BNB, are growing. The digital asset trading platforms through which BNB and other cryptocurrencies trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of BNB for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring BNB from their account to a third-party’s account.

Digital asset trading platforms do not appear to be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, may not comply with anti-money laundering and know your customer requirements and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues and the digital assets that trade on these venues.

No digital asset trading platform on which cryptocurrency trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency and can slow down the mass adoption of it. Further, digital asset trading platform failures can have an adverse effect on cryptocurrency markets and the price of cryptocurrency and could therefore have a negative impact on the performance of our common stock.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of cryptocurrency trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency generally and result in greater volatility in the market price of BNB and other cryptocurrencies and may adversely affect our business, financial condition and results of operations and the price of our common stock. Furthermore, the closure or temporary shutdown of a cryptocurrency trading platform may impact the Company’s ability to determine the value of its cryptocurrency holdings.

The availability of spot exchange-traded products (“ETPs”) and futures exchange-traded funds (“ETFs”) for BNB and other digital assets may adversely affect the market price of our common stock.

Although BNB and other digital assets have experienced a surge of investor attention since BNB was invented in 2017, until recently investors in the United States had limited means to gain direct exposure to BNB through traditional investment channels, and instead generally were only able to hold BNB through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold BNB directly, as well as the potential reluctance of financial planners and advisers to recommend direct BNB holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to BNB through investment vehicles that hold BNB and issue shares representing fractional undivided interests in their underlying BNB holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to BNB.

Although we are an operating company, and we believe we offer a different value proposition than a BNB investment vehicle such as a spot BNB ETP or a BNB futures ETF, investors may nevertheless view our common stock as an alternative to an investment in a spot BNB ETP or BNB futures ETF, and choose to purchase shares of a spot BNB ETP or BNB futures ETF instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs or ETFs offer a “pure play” exposure to BNB that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot BNB ETPs or BNB futures ETFs, we (i) do not seek for our shares of common stock to track the value of the underlying BNB we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs and ETFs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives and (iv) are not required to provide daily transparency as to our BNB holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold or sell complex products and non-traditional ETPs or ETFs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs and ETFs, and other vehicles which offer economic exposure to BNB, futures BNB ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our BNB holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs or futures ETFs for BNB and other digital assets could have a material adverse effect on our business, financial condition and results of operations and the market price of our common stock.

A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and the price of our common stock.

Cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.

Cryptocurrencies may also be susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of such cryptocurrency, which could affect such cryptocurrency’s value and consequently the price of our common stock, as well as adversely affecting our business, financial condition and results of operations.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the price of our common stock, as well as adversely affecting our business, financial condition and results of operations.

The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of BNB, could have a material adverse effect on our business, financial condition and results of operations, the price of our common stock and our common stock could lose all or substantially all of its value.

The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including BNB, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for BNB. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout BNB’s history. BNB prices have continued to exhibit extreme volatility.

Extreme volatility may persist and the price of our common stock may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the Department of Justice brought criminal fraud and other charges, and the SEC and the Commodity Futures Trading Commission (“CFTC”) brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. The 2022 Events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events or future similar events, digital asset prices, including BNB, may experience significant volatility or price declines and confidence in the digital asset markets may be undermined.

Extreme volatility in the future, including further declines in the trading price of BNB, could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock and our common stock could lose all or substantially all of its value. Furthermore, negative perception and a lack of stability and standardized regulation in the cryptocurrency economy may reduce confidence in the cryptocurrency economy and may result in greater volatility in the price of BNB and other cryptocurrencies, including a depreciation in value.

We may be subject to regulatory developments related to cryptocurrencies and cryptocurrency markets, which could adversely affect our business, financial condition and results of operations and the price of our common stock.

As cryptocurrencies are relatively novel and the application of state and federal securities laws, federal commodity laws and other laws and regulations to cryptocurrencies are unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrencies or the ability of individuals or companies such as us to own or transfer cryptocurrencies.

For example, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;
●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like BNB;
●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency (although such complaints were recently dismissed);
●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency (although such complaints were recently dismissed);
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;”
●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the Department of Justice, CFTC, the Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country; and

●	in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025, which awaits consideration by the Senate, and which delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities,” and introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security.

If cryptocurrencies are determined to constitute a security for purposes of the federal securities laws, or if the Company invests in commodity interests subject to regulation under the federal commodity laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of cryptocurrencies and in turn adversely affect our business, financial condition and results of operations and the market price of our common stock. Moreover, the risks of us engaging in a BNB treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, including the CFTC, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and BNB specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of BNB, as well as our ability to hold or transact in BNB, and in turn adversely affect our business, financial condition and results of operations and the market price of our common stock.

Moreover, the risks of engaging in a BNB strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of BNB in particular, may also impact the price of BNB and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of BNB may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to BNB, institutional demand for BNB as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for BNB as a store of value or means of payment, and the availability and popularity of alternatives to BNB. Even if growth in BNB adoption occurs in the near or medium-term, there is no assurance that BNB usage will continue to grow over the long-term.

We may face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations and the price of our common stock.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability and scalability. Any technical failures, consensus breakdowns, governance disputes or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations and the price of our common stock.

Political or economic crises may motivate large-scale sales of digital assets, which would result in a reduction in values and materially and adversely affect us.

Cryptocurrencies, as an alternative to fiat currencies that are backed by central governments, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. For example, political or economic crises could motivate large-scale acquisitions or sales of digital assets either globally, regionally or locally. Large-scale sales of certain digital assets would result in a reduction in their value and could materially and adversely affect our investment and trading strategies, the value of our assets, our business, financial condition and results of operations, and the price of our common stock.

The value of cryptocurrencies and other digital assets may be subject to momentum pricing risk.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Cryptocurrency and other digital asset market prices are determined primarily using data from various digital asset trading platforms, over-the-counter markets and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies and other digital assets, inflating and making their market prices more volatile, and such effects may be material and adverse. As a result, cryptocurrencies, including BNB, and other digital assets may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely materially affect the value of our cryptocurrency holdings and other digital asset inventory and thereby have a material adverse affect our business, financial condition and results of operations and the market price of our common stock.

The emergence of DeFi subjects us to evolving risks and uncertainties relating to our investments and our services.

DeFi refers to a variety of blockchain-based applications or protocols that provide for peer-to-peer financial services using smart contracts and other technology rather than such services being offered by central intermediaries. There are various DeFi applications and protocols, each with its own unique risks and uncertainties. Common DeFi applications include borrowing/lending digital assets and providing liquidity or market making in digital assets and derivatives referencing digital assets. DeFi applications and ecosystems are demonstrating how public blockchains and smart contracts can revolutionize financial services, but the nascent technology comes with several risks that could materially and adversely affect our investments and trading strategies. It is difficult to quantify the amount of leverage that exists within the DeFi ecosystem and price volatility can result in deleveraging that moves asset prices dramatically. In addition, smart contracts may contain bugs which put funds at risk of theft or loss. Furthermore, in certain decentralized protocols, it may be difficult or impossible to verify the identity of a transaction counterparty necessary to comply with any applicable anti-money laundering, countering the financing of terrorism, or sanctions regulations or controls.

The complexity and interconnectedness of digital asset networks, applications and economic systems enables new forms of malicious attacks that leverage a feature or vulnerability of one system to attack another. Such an attack may take the form of a temporary manipulation of the price of certain digital assets that trigger second order behaviors, such as automatic collateral liquidations on decentralized applications or digital asset trading platforms. Such an attack could adversely affect investments. A malicious actor can exploit the structure of one or a series of smart contracts or applications in ways that do not technically constitute exploitation of a “bug” or flaw in the smart contract or application. For example, such an exploit has occurred repeatedly in the Ethereum DeFi ecosystem, whereby a decentralized trading platform or lending application is designed to reference an external pricing source of a particular digital asset to determine when to liquidate collateral. By manipulating the price of the particular digital asset on a third-party platform (such as a digital asset trading platform), the pricing source used by the decentralized trading platform or application is consequently manipulated, which then leads to uneconomic collateral liquidations on the decentralized trading platform or application. Such liquidations may be processed automatically and could have a material adverse effect on our investments and trading strategies and an adverse impact on the price of our common stock.

Loss or theft of private keys or breaches of our digital wallets could result in the permanent loss of our BNB and materially adversely affect our business.

Digital assets such as BNB are controllable only by the possessor of the unique private keys relating to the digital wallet in which the assets are held. Safeguarding these private keys is critical. If our private keys are lost, destroyed, stolen, or otherwise compromised, we may be unable to access some or all our BNB. Likewise, if the digital wallets used to store our BNB are hacked or otherwise breached, our assets could be diverted, and such losses may be irreversible.

Recovery of lost or stolen assets may be impossible, and remedies against custodians or service providers may be limited. Even if recourse were theoretically available, litigation or enforcement in the jurisdictions where such custodians are located may be uncertain, costly and time-consuming. Any loss of BNB due to key mismanagement, wallet compromise or other security failure could materially adversely affect our financial condition, results of operations and the price of our common stock.

Competition from central bank digital currencies and emerging payments initiatives involving financial institutions could adversely affect the value of BNB and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, BNB and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, BNB. As a result of any of the foregoing factors, the value of BNB could decrease, which could adversely affect the Company.

For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, BNB and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of BNB to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results and the price of our common stock.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of BNB and adversely affect our business.

As a result of our BNB Strategy, our assets will be concentrated in our BNB holdings. Accordingly, the emergence or growth of digital assets other than BNB may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the BNB network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed other major upgrades since then and may undertake additional upgrades in the future.

Other alternative digital assets that compete with BNB in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to BNB and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. On July 18, 2025, the GENIUS Act was passed and signed into law of the United States, which directs for a federal regulatory framework for the issuance of “payment stablecoins” that are designed to be used as a means of payment and settlement. The GENIUS Act proscribes a regulatory framework that would further reduce uncertainty of the legal status and treatment of “payment stablecoins” or other digital assets in general and clarify in certain instances that such digital assets would not be treated or regulated as “securities.”

The reliance on open-source code by digital asset networks exposes us to risks related to competitive networks and products built on such code, the failure of individuals to maintain that code and discovery of security vulnerabilities that could threaten the ability of such networks to operate.

Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and have a material adverse affect on our business, financial condition and results of operations and the price of our common stock.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we have acquired and will acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets would not be protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

The U.S. federal income tax treatment of transactions in digital assets is unclear.

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain. Our operations and dealings, in or in connection with digital assets, as well as transactions in digital assets generally, could be subject to adverse tax consequences in the United States, including as a result of development of the legal regimes surrounding digital assets, and our operating results, as well as the price of digital assets, could be adversely affected thereby.

Many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing and character of income recognition) are uncertain. In 2014, the U.S. Internal Revenue Service (the “IRS”) released a notice (the “Notice”) discussing certain aspects of digital assets for U.S. federal income tax purposes and, in particular, stating that such digital assets (1) are “property,” (2) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (3) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. The Notice and the Ruling & FAQs, however, do not address other significant aspects of the U.S. federal income tax treatment of digital assets. We do not intend to request a ruling from the IRS on these issues, and we will take positions on these and other U.S. federal income tax issues relating to digital assets that we believe to be reasonable. There can be no assurance that the IRS will agree with the positions we take, and it is possible that the IRS will successfully challenge our positions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for us and could have an adverse effect on the value of bitcoin or other digital assets. Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that we will hold certain types of digital assets that are not within the scope of the Notice.

On November 15, 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act (the “IIJA”). The IIJA implements a set of comprehensive tax information reporting rules that will apply to persons, including digital asset trading platforms and custodians, that regularly effect transfers of digital assets on behalf of other persons. In particular, these rules will require digital asset trading platforms and custodians to report certain digital asset transactions (including sales, exchanges and other transfers) effected on behalf of other persons on an annual return, in a manner similar to the current reporting rules for brokers that effect stock and other securities transactions on behalf of customers. In addition, the IIJA extends the reporting requirements for businesses that receive more than $10,000 in cash in a transaction (or related transactions) to transactions involving the receipt of digital assets with a fair market value of more than $10,000.

In July 2024, the IRS and the U.S. Department of the Treasury released final regulations to implement certain of these reporting rules (the “July final regulations”). The July final regulations’ definition of the term “broker” is broad and, in a number of respects, is unclear in scope, but generally requires custodial brokers and brokers acting as principals to perform information reporting and backup withholding functions. Under the July final regulations and a notice released contemporaneously by the IRS and the U.S. Department of the Treasury, such reporting of cost basis information and backup withholding generally will apply in respect of transactions occurring on or after January 1, 2025, but certain transitional relief may be available for transactions occurring prior to January 1, 2026. The July final regulations do not address all aspects of the IIJA information reporting regime and their application is uncertain in a number of respects, including with respect to the collection and reporting of cost basis information for digital assets and the scope of transactions subject to reporting. In December 2024, the IRS and the U.S. Department of the Treasury issued separate final regulations describing information reporting rules for non-custodial industry participants (the “December final regulations”), including the requirement to file information returns and furnish payee statements reporting gross proceeds on dispositions of digital assets effected for customers in certain sale or exchange transactions. The December final regulations were repealed on April 10, 2025, under the Congressional Review Act. Regulations repealed under the Congressional Review Act generally may not be reissued in substantially the same form, and a new rule that is substantially the same as such a rule may not be issued, unless the reissued or new rule is specifically authorized by a law subsequently enacted. The impact on the IIJA information reporting regime of the repeal of the December final regulations is unclear and there can be no assurance that the same or similar regulations will not be authorized by future law.

The effects of the IIJA reporting regime and its application to us may depend in significant part on future Congressional action and further regulatory or other guidance from the IRS and could create significant compliance burdens and uncertainties for us, and could affect the price of digital assets, which could have an adverse effect on our business, financial condition and results of operations and the price of our common stock.

In July 2025, President Trump’s working group on digital assets, established through Executive Order 14178 in January 2025, released a comprehensive report outlining a proposed framework for regulating digital assets. This report, titled “Strengthening American Leadership in Digital Financial Technology,” address a range of proposals on substantive changes to the tax treatment of digital assets, including (1) the classification of digital assets for tax purposes, (2) the application of wash sale rules, (3) the tax treatment of digital asset lending transactions, (4) the application of mark-to-market rules, (5) the application of the securities and commodities trading safe harbor, (6) changes to digital asset reporting requirements, and (7) the timing of income from mining and staking activities. These proposals reflect certain of the presidential administration’s priorities for further developments to the U.S. federal income taxation of digital assets. Any future changes in the tax treatment of digital assets, including legislative changes or other guidance arising from such proposals, are currently uncertain and could result in adverse tax consequences to our business and operations.

The state, local and non-U.S. tax treatment of digital assets is unclear.

The taxing authorities of certain states (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. It is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for state or local tax purposes could result in adverse tax consequences to us and could adversely affect the price of digital assets.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currency for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat assets. For instance, if a foreign jurisdiction with a significant share of the market of a digital assets users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat assets, such actions could result in decreased demand for digital currency in such jurisdiction, which could adversely affect the price of digital assets.

Risk Related to investing in BNB

BNB is subject to extreme price volatility, and any sustained decline in the market price of BNB could lead to substantial losses on our digital asset holdings and could adversely affect the market price of our common stock.

Historical prices of BNB have exhibited sudden and significant fluctuations due to shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. Because digital asset trading markets are relatively new, largely unregulated, and, at times, subject to limited liquidity, BNB may experience larger or more frequent price swings than traditional asset classes and may not be complying with existing regulations. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of cryptocurrencies such as BNB on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. A rapid decrease in the price of BNB—whether the result of negative perception, a lack of stability in the digital asset trading platforms, market manipulation of cryptocurrency trading platforms by customers, a cyber-security incident, regulatory action, or other factors—could materially reduce the value of any BNB we hold, force us to recognize impairment charges, trigger defaults or covenant breaches in any future financing arrangements, and depress the market price of our common stock.

Additionally, a significant majority of the daily BNB trading volume occurs on the Binance Exchange, which is controlled by Binance, the original distributors of BNB. Most of the BNB in circulation has been reported to be held by the founder and former controller of Binance. As a result, trading activity by these parties could have a material impact on the price and trading volume of BNB on the Binance Exchange. While Binance and its former controller have indicated that they and their respective related entities do not actively trade BNB or undertake gross or net purchasing activities to support its price or increase trading volume, publicly available information is insufficient to enable a conclusion as to whether trading activity in BNB on the Binance Exchange by such parties (or others) is occurring in compliance with the Binance Exchange’s policies and procedures or having a material impact on the price or trading volume of BNB on the Binance Exchange or other secondary markets. Further, to the Company’s knowledge, Binance and its founder are not subject to trading restrictions in respect of BNB; as such, prior conduct and indications of current intent are not necessarily indicative of actual or future trading activities by these parties. Recently, certain market participants have alleged potential manipulation of the price of BNB by the Binance Exchange. Any allegations of BNB price or volume manipulation could result in regulatory actions against such parties and/or loss of confidence in BNB, and/or Binance generally, which could negatively impact the price of our common stock. In addition, if Binance or its founder were to liquidate significant portions of their holdings, or if market participants perceived that such liquidations might occur, the price of BNB could be materially and adversely affected.

BNB and BNB Chain have links to, and may be controlled by, Binance and its principals.

Binance has links to BNB and BNB Chain, and Binance has historically played a major role in BNB Chain’s development. Binance typically has among the highest trading volume of BNB for any global trading platform. Users of the Binance trading platform who pay trading fees in BNB receive a trading discount, and users who maintain a certain minimum balance of BNB on Binance’s trading platform may qualify to receive additional benefits, such as additional reduced fees, lower interest rates, higher borrowing limits, and other benefits, from Binance. (Binance, Fee Schedule, https://www.binance.com/en/fee/schedule (last visited October 15, 2025)). Concurrent with the launch of the Binance’s exchange in July 2017, Binance or its affiliates minted 200 million BNB tokens on the Ethereum blockchain using Ethereum’s ERC-20 functionality. These tokens were initially created for the purpose of allowing the holder of BNB to pay for fees incurred from the use of the Binance exchange, among other uses. Binance according to the Binance Exchange white paper V 1.1 (the “BNB white paper”) issued the 200 million BNB as follows: 10% (20 million BNB) to angel investors in Binance Ltd., 40% (80 million BNB) to the founding employees of Binance exchange subject to a 4 year schedule, and 50% (100 million BNB) in what the BNB white paper termed an “ICO” (an abbreviation of “Initial Coin Offering”) in exchange for Ethereum (ETH) or the equivalent Ethereum price in Bitcoin in three consecutive tranches from July 1, 2017 to July 21, 2017. Neither the Services Provider nor the Company is not aware of the precise extent that the employees, principals and angel investors of Binance and its affiliates have retained their BNB that they originally received in the BNB ICO, or what percentage of outstanding BNB is currently owned by Binance and its associated persons (following open-market purchases or otherwise), but there can be no assurance that they do not currently control a majority of outstanding BNB. If Binance and persons associated with it did in fact possess control of a majority of outstanding BNB, it would give them the corresponding ability to control validator selection via voting, and numerous other governance decisions relating to the future of BNB Chain and BNB, such as forks, future development roadmaps, scaling decisions, etc., which they could in theory choose to exercise in a way that benefits themselves or their interests. In the BNB white paper, Binance represented it would use the proceeds of the BNB ICO to develop the Binance exchange. Moreover, Binance has been responsible for operating the deflationary burning program for BNB tokens, which was a significant force in their market value. U.S. regulators have scrutinized burn mechanisms in past enforcement actions, with the SEC citing issuer-controlled burn programs as evidence of efforts to influence a cryptocurrency’s value consistent with securities characteristics. If regulators were to reach a similar conclusion regarding BNB’s burn mechanism, it could increase the likelihood that BNB would be classified as a security and subject to heightened regulatory restrictions, adversely affecting its liquidity and price.

Apart from the risks of potential centralized control, the perception that BNB Chain and BNB are associated with Binance could cause BNB’s value to be affected by developments involving or affecting Binance. For example, in 2023 the SEC filed a lawsuit against Binance, alleging, inter alia, that the offering and sale of BNB by Binance was an unregistered securities offering. The district court’s decision in SEC v. Binance Holdings Ltd. et al., 738 F.Supp.3d 20, 48-58 (D.D.C. Aug. 23, 2024), ruled that, while the SEC’s allegations regarding the manner in which Binance offered and sold BNB as part of the initial distribution of BNB were sufficient at the motion to dismiss stage, the SEC’s complaint did not include sufficient facts to support a plausible inference that any particular secondary sales of BNB satisfy the Howey test for an investment contract. In 2023, the Department of Justice, the Office of Foreign Assets Control, the Financial Crimes Enforcement Network, and the CFTC reached a series of settlements with Binance for charges involving violations of U.S. laws governing money laundering, sanctions, registration as a money services business, and registration under the CEA, among others. If Binance were to subject to operating restrictions or was no longer able to facilitate trading in BNB, the liquidity and market value of BNB would be negatively affected, causing our common stock to decline in value. If BNB were no longer able to be used for trading fee discounts on Binance, the demand for BNB would be negatively affected, which would likewise negatively impact BNB’s market value and therefore the price of our common stock. Likewise, negative developments, publicity, or sentiment relating to Binance or its principals could affect market demand for, and value of, BNB.

The value of our Common Stock depends on the development and acceptance of the BNB Chain. The slowing or stopping of the development or acceptance of the BNB Chain may adversely affect an investment in our common stock.

Digital assets such as BNB were only introduced within the past 15 years, and the medium-to-long-term value of our common stock is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers validators and the potential for malicious activity. BNB itself was launched only in 2017. Digital asset networks, including the BNB Chain, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because BNB is a digital asset, the price of our common stock would be subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

The BNB Chain, including the cryptographic and algorithmic protocols associated with the operation of the BNB Chain, has only been in existence since 2017, and BNB markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. The following are some of the risks that could materially adversely affect our business, financial condition and results of operations and the price of our common stock:

●	Digital assets, including BNB, are controllable only by the possessor of both the unique public key and private key or keys relating to the BNB Chain address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.
●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the BNB Chain, would affect the ability to transfer digital assets, including BNB, and, consequently, their value.
●	The foregoing notwithstanding, the BNB Chain’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the BNB Chain based on the proposals of such core developers, the BNB Chain would be subject to new protocols that may adversely affect the value of BNB.
●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the BNB Chain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
●	As the BNB Chain continues to develop and grow, certain technical issues might be uncovered and the troubleshooting and resolution of such issues requires the attention and efforts of BNB Chain’s global development community. Like all software, the BNB Chain is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors.
●	Many digital asset networks, including the BNB Chain, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the BNB Chain and the value of BNB.
●	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal blockchain network or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the BNB Chain or BNB as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the BNB Chain or take the treasury’s BNB, which would adversely affect the price of our common stock. Moreover, normal operations and functionality of the BNB Chain may be negatively affected. Such losses of functionality could lead to the BNB Chain losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for BNB. Even if another digital asset other than BNB were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the price of our common stock.
●	The BNB Chain is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of BNB as well as other BNB Chain protocols. The open-source nature of many digital asset network protocols, such as the protocol for the BNB Chain, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the BNB Chain does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the BNB Chain and price of BNB.
●	Software applications running on top of the BNB Chain (often referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) and smart contract developers depend on being able to obtain BNB to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require BNB in order to pay the transaction fees needed to pay validators to execute transactions and smart contract operations. As such, they represent a significant source of demand for BNB. BNB’s price volatility (particularly where BNB prices increase), or the BNB Chain’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the BNB Chain as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the BNB Chain for other blockchain or digital asset networks or protocols for whatever reason, the price of BNB could be negatively affected.

Moreover, because digital assets, including BNB, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date hereof.

Digital assets represent a new and rapidly evolving industry, and the price of our common stock would depend on the acceptance of BNB.

The first major blockchain-based digital asset, Bitcoin, was launched in 2009. The BNB Chain launched in 2017. In general, digital asset networks, including the BNB Chain and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect our business, financial condition and results of operations and the price of our common stock:

●	Banks and other established financial institutions may refuse to process funds for BNB transactions; process wire transfers to or from digital asset trading platforms, BNB-related companies or service providers; or maintain accounts for persons or entities transacting in BNB. As a result, the prices of BNB are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept BNB in the future.
●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as BNB, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
●	Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the BNB Chain, any trading platforms or businesses that facilitate transactions in BNB may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
●	Users, developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement.
●	If BNB is not accepted, or the BNB Chain value proposition is not or ceases to be realized, BNB could have no value, which would have a material adverse effect on the Company and the price of its common stock.

If validators exit the BNB Chain, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the network could make the BNB Chain more vulnerable to a malicious actor obtaining control of a large percentage of staked BNB, which might enable them to manipulate the BNB Chain by censoring or manipulating specific transactions. If the BNB Chain suffers such an attack, the price of BNB could be negatively affected, and a loss of confidence in the BNB Chain could result. Any reduction in confidence in the transaction confirmation process or staking power of the BNB Chain may adversely affect our business, financial condition and results of operations and the price of our common stock.

Due to the nature of private keys, BNB transactions are irrevocable and stolen or incorrectly transferred BNB may be irretrievable. As a result, any incorrectly executed BNB transactions could adversely affect our business, financial condition and results of operations and the price of our common stock.

BNB transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the BNB Chain, an incorrect transfer of cryptocurrency, such as BNB, or a theft of BNB generally will not be reversible and the Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Company’s BNB or other assets could be transferred from the Company’s custodial accounts in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Company is unable to successfully seek redress for such error or theft, such loss could adversely affect our business, financial condition and results of operations and the price of our common stock.

If a custodian’s internal procedures and controls are inadequate to safeguard the Company’s BNB holdings, and the Company’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Company will be unable to access its BNB, which could adversely affect our business, financial condition and results of operations and the price of our Common Stock. In addition, if the Company’s private key(s) is (are) misappropriated and the Company’s BNB holdings are stolen, including from or by a custodian, the Company could lose some or all of its BNB holdings, which could adversely impact our business, financial condition and results of operations and the price of our common stock.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Company’s BNB through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred BNB. The Company will also be unable to convert or recover its BNB transferred to uncontrolled accounts. To the extent that the Company is unable to seek redress for such error or theft, such loss could adversely affect our business, financial condition and results of operations and the price of our common stock.

The BNB Chain’s decentralized governance structure may negatively affect its ability to grow and respond to challenges.

The governance of decentralized networks, such as the BNB Chain, is by voluntary consensus and open competition. In other words, the BNB Chain has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of the BNB Chain may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset. However, the BNB Chain would cease to operate successfully without both validators and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the BNB Chain. As a general matter, the governance of the BNB Chain generally depends on most of members of the BNB Chain community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the BNB Chain may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. The BNB Chain’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, miners, and developer talent to abandon the BNB Chain or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of BNB to decline. If the BNB Chain community is unable to reach consensus in the future, it could have adverse consequences for the network or lead to a fork, which could affect the value of BNB.

We face risks relating to the potential compromise of the BNB Chain and other cryptocurrencies’ network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.

The security and integrity of the BNB Chain and other cryptocurrencies’ network are fundamentally dependent on the robustness of its cryptographic algorithms. BNB and other cryptocurrencies’ protocol relies heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing may pose significant risks to the BNB Chain and other cryptocurrencies’ network’s security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning the BNB Chain and other cryptocurrencies. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain, such as elliptic curve digital signature algorithms (ECDSA). A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the BNB Chain.

AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting BNB and other cryptocurrencies’ users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, mining hardware, or network protocols could threaten the stability and reliability of the BNB Chain and other cryptocurrencies’ ecosystems.

There can be no assurance that BNB and other cryptocurrencies’ current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, the BNB Chain and other cryptocurrencies’ networks may face challenges in adopting such technologies at scale, particularly given their decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of BNB and other cryptocurrencies and could negatively impact our business, financial condition and results of operations and the price of our common stock.

Any name change and any associated rebranding initiative by the core developers of BNB may not be favorably received by the digital asset community, which could negatively impact the value of BNB, our business, financial condition and results of operations and the price of our common stock.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on BNB. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of BNB, our business, financial condition and results of operations and the price of our common stock.

Banks, financial institutions and BNB exchanges that our digital asset treasury strategy relies on, may be located outside the United States, may not be subject to U.S. regulation, and may be less reliable than U.S.-equivalents.

In connection with the implementation of our digital asset treasury strategy and the Private Placement, the Company and/or Services Provider entered into agreements with one or more U.S. state-chartered bank or other U.S. regulated financial institution to provide custodial, trading, and exchange-access services on our behalf. These banks or financial institutions may not be subject to U.S. federal regulation. These arrangements serve as an initial setup for our digital asset and certain fiat activities, including a cash deposit account for U.S. dollars. To increase yield, our service providers may subsequently migrate a substantial portion of related fiat and digital asset custody, trading, and yield-generation activities to offshore custodians or DeFi trading platforms, including U.S. dollar deposits. In addition, our trading and yield-generation activities, whether or not our accounts are held in custody at a U.S. regulated or regulated offshore custodian, are likely to require us to transfer digital assets and fiat currency to counterparties who may be unregulated and who may located offshore. The use of such onshore unregulated or offshore custodians, banks, counterparties, and DeFi platforms, which may not be subject to U.S. regulation, would expose our assets to heightened risks, including: (i) counterparty risk and the potential insolvency of such custodians or DeFi trading platform operators, which may not be subject to capital, segregation, or supervisory requirements commensurate with those of the initial U.S. custodial, trading, and exchange-access service providers; (ii) regulatory and jurisdictional uncertainty, which could result in sudden changes to access or withdrawal rights; and (iii) increased risk of loss of, or inaccessibility to, our fiat or digital assets in the event of a custodial or bank failure, exchange freeze, government intervention or fraud. Any of these risks could materially and adversely affect our ability to safeguard our assets, reduce expected yields, and negatively impact our business, financial condition and results of operations as well as the price of our Common Stock.

Additionally, to the extent any of the Company’s activities involving BNB are conducted on BNB trading platforms outside the United States, trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges. Certain foreign markets may be more susceptible to disruption than U.S. exchanges. These factors could adversely affect the performance of the Company and its common stock.

Our BNB strategy may subject us to enhanced regulatory oversight.

Several spot BNB ETPs have received approval from the SEC to list their shares on a national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and will not expect to function in the manner of, a spot BNB ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our BNB holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. If we are found to have purchased any of our BNB from bad actors that have used BNB to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in BNB by us may be restricted or prohibited.

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our BNB holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our BNB holdings. These types of BNB -related transactions are the subject of enhanced regulatory oversight. These and any other BNB -related transactions we may enter into, beyond simply acquiring and holding BNB, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting BNB, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in BNB.

In addition, private actors that are wary of BNB or the regulatory concerns associated with BNB have in the past taken and may in the future take further actions that may have an adverse effect on our business, financial condition and results of operations and the market price of our Common Stock.

Regulatory changes or actions in foreign jurisdictions may affect the price of our Common Stock or restrict the use of BNB, mining activity or the operation of their networks or the global BNB markets in a manner that adversely affects our business, financial condition and results of operations and the price of our Common Stock.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the BNB Chain), the digital asset markets (including the BNB market), and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with BNB mining, it would have a material adverse effect on digital asset networks (including the BNB Chain), the digital asset market, and as a result, adversely impact our business, financial condition and results of operations and the price of our common stock.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill- suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of MiCA in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of BNB. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change on the Company or BNB is impossible to predict, but such change could be substantial and adverse to our business, financial condition and results of operations and the price of our common stock.

Risks Related to Our Digital Asset Treasury Strategy:

We intend to use the proceeds from our recent offerings, any future offerings and the exercise of any outstanding warrants to primarily purchase or otherwise acquire BNB, the price of which has been, and will likely continue to be, highly volatile, and for the establishment of our digital asset treasury operations. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We intend to use the proceeds from our recent offerings, any future offerings and the exercise of any outstanding warrants to primarily purchase or otherwise acquire BNB and for the establishment of our digital asset treasury operations. Digital assets, such as BNB, generally are highly volatile assets, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. In addition, digital assets do not pay interest or other returns, unless utilized in staking or financial applications, and so the ability to generate a return on investment from the proceeds of any capital raisings will principally depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

The Company has minimal operating history in investing in cryptocurrencies, blockchain validation services, blockchain lending services or other decentralized finance services.

The Company has minimal operating history in investing in cryptocurrencies, blockchain validation services, blockchain lending services, or other decentralized finance services upon which prospective and current shareholders can evaluate their anticipated performance. The Company’s cryptocurrency strategy may not be successful, thereby affecting our business, financial condition and results of operations and the price of our common stock.

The success of the Company’s cryptocurrency treasury strategy will be dependent on the Services Provider.

The success of the Company’s cryptocurrency treasury strategy will be dependent upon the ability of the Services Provider to manage the Company’s cryptocurrency assets and effectively implement the Company’s investment program pursuant to the Strategic DAS Agreement we entered into with the Services Provider on September 29, 2025. The loss of the services of the Services Provider could have a material adverse effect on the Company and its cryptocurrency investments and its cryptocurrency treasury strategy.

The Services Provider has not used the investment strategies and methodologies included in the investment guidelines for the Company’s cryptocurrency strategy in connection with the management of third-party capital. There can be no assurance that the Services Provider will be successful in its management of the Company’s cryptocurrency assets, which could result in losses to the Company and a decline in the price of our common stock.

The Company will be dependent on Providers and their employees.

The Company will be dependent upon the counterparties and the businesses that are not controlled by the Company that provide services to the Company (the “Providers”), including the employees of the Services Provider. Examples of Providers include the Services Provider, the Custodian, cryptocurrency wallet providers and operators and legal counsel. Errors are inherent in the business and operations of any business, and although the Company will adopt measures to prevent and detect errors by, and misconduct of, its own employees as well as counterparties, and transact with counterparties and Providers it believes to be reliable, such measures may not be effective in all cases. Errors or misconduct could have a material adverse effect on the Account (as defined below) and the Company’s investments therein.

Employee misconduct, including misconduct of employees of the Services Provider may include, among others, binding the Account (as defined below) to transactions that exceed authorized limits or present unacceptable risks, unauthorized trading activities or concealing unsuccessful trading activities (which, in either case, may result in unknown and unmanaged risk or losses), and failure to adhere to policies and procedures established by the Company and/or the Services Provider, as applicable. Losses could also result from actions taken by Providers, including from the failure to recognize trades and the misappropriation of assets, including situations where Providers may act as directors, trust companies or in a similar capacity that give such Providers signing authority over certain Company assets. In addition, it is possible that employees and Providers will improperly use or disclose confidential information of the Company, which could result in litigation or serious financial harm, including limiting the Company’s business prospects. No assurance can be given that measures adopted to prevent and detect misconduct will be effective.

In addition, without any misconduct, employees and Providers may make errors that cause significant losses to the Company and its investors, including, among others, with respect to the calculation of net asset value, the handling of assets and wiring of withdrawal proceeds, the handling of personal information, the negotiation of contracts, the maintenance of data or the safeguarding of one or more of the Company’s systems.

The Company will be reliant on the performance of the Services Provider. A stockholder in the Company will likely not have any contractual claim against any Provider, including the Services Provider. The Company may, even when it is apparent that a Provider has made an error, determine not to pursue legal remedies against such Provider.

The Company’s dependence on international Providers may involve their holding of Account assets and cash in foreign jurisdictions and may involve risks of loss or other special considerations.

The Company will be dependent in part on Providers, including Providers of cryptocurrency wallets, located outside of the United States to provide services to its investments in the Account, including investing and holding Account assets and cash in foreign jurisdictions. The holding of Account assets and cash in foreign jurisdictions may subject the Company and the Account to risks of loss or other special considerations, including, but not limited to, risks arising from nationalization, expropriation, capital controls, currency restrictions or other governmental actions; the country’s financial infrastructure, including prevailing custody, tax and settlement practices; laws applicable to the safekeeping and recovery of the Account assets and cash held in custody; the regulation of the banking and securities industries, including changes in market rules; currency devaluations or fluctuations; and market conditions affecting the orderly execution of securities transactions or the value of assets.

The Company may experience counterparty risk in connection with its shift in business strategy.

The Company will be subject to the risk of the inability of any counterparty (including any custodian) to perform with respect to transactions, whether due to insolvency, bankruptcy or other circumstances. The Company will be subject to the risk that counterparties may not have access to finance, assets and/or digital wallets at the relevant time and may fail to comply with their obligations under the relevant sale and repurchase agreements. Recent well-publicized weaknesses in certain financial institutions and vulnerabilities in crypto wallets may be indicative of increased counterparty risk. In the event of any counterparty (including a custodian) entering an insolvency procedure, the Company could experience delays in liquidating its positions and incur significant losses, including the loss of that portion of the Company’s portfolio financed through such a transaction, a decline in value of its investment and/or digital assets during the period in which the Company seeks to enforce its rights, an inability to realize any gains on its investment and/or digital assets during such period and fees and expenses incurred in enforcing its rights. During an insolvency procedure (which may last many years) the use by the Company of assets held by or on behalf of the relevant custodian or counterparty may be restricted and accordingly the ability of the Company and Services Provider to fulfil its investment objective may be severely constrained. During such a procedure, the Company is likely to be an unsecured creditor in relation to certain assets (including those in respect of which it had previously been a secured creditor) and accordingly the Company may be unable to recover such assets from the insolvent estate of the relevant custodian or counterparty in full, or at all. In addition, in the digital assets space, some counterparties (including custodians) may be located in non-U.S. jurisdictions, which have legal systems that differ from the U.S. as well as other risks relating to offshore investments or digital wallets.

We have shifted our business strategy towards a focus on BNB, and we may be unable to successfully implement this new strategy.

We have shifted our business strategy towards BNB, including potential investments in BNB, including through staking, restaking, liquid staking and other decentralized finance activities to be implemented in the future. There is no assurance that we will be able to successfully implement this new strategy or operate BNB-related activities at the scale or profitability currently anticipated. The BNB Chain operates with a Proof-of-Staked-Authority consensus mechanism, which differs significantly from Bitcoin’s Proof-of-Work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support BNB and related staking activities. This also requires that we implement different security protocols, and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards BNB could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as Bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of its transition to a proof-of-stake model in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the BNB Chain, and their associated digital assets - including the BNB held by the Company - have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of- work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Company’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Company’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact our business, financial condition and results of operations and the price of our common stock.

Our shift towards a BNB-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a BNB-focused strategy, including staking, restaking, liquid staking and other decentralized finance activities, exposes us to significant operational risks. BNB’s Proof-of-Staked-Authority consensus mechanism requires that we operate validator nodes, employ secure key management and implement slashing protection. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the BNB ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require us to incur unanticipated costs and could cause temporary service disruptions. It will take time to implement our proposed yield strategy in connection with our BNB and related digital asset holdings, which may limit our returns or delay our ability to realize income from our DeFi activities. During this period, our assets may remain unproductive, exposing us to opportunity costs and the risks of holding idle BNB subject to market volatility. The nature of our proposed yield strategy is unproven and there is a risk that it will not succeed or could result in losses. Our ability to generate yield depends on the performance and stability of third-party protocols, validators and counterparties. These strategies are novel, may lack a track record and may be subject to unforeseen vulnerabilities, adverse market dynamics or regulatory intervention. Failure of our yield strategy could materially adversely affect our financial condition and results of operations. The implementation of our BNB-focused strategy will be highly dependent on our Services Provider and we may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational and strategic risks could materially and adversely affect our ability to execute our BNB strategy, prevent us from realizing positive returns and severely hurt our financial condition.

Transactions using BNB require the payment of “gas fees,” which are subject to fluctuations that may result in high transaction fees.

Transactions using BNB, including purchases, sales and staking, require the payment of “gas fees” in BNB. Gas fees are payments made by the user to compensate for the computational energy required to process and validate transactions, such as purchases, sales and staking, on the BNB Chain. These fees can fluctuate and can be very expensive relative to the cost of the transaction depending upon congestion and demand on the network. If fees are high, the cost of a transaction will potentially decrease the return of the investment, which could be negative. High gas fees may also cause delays in the execution of a transaction, which could affect the preferred timing of execution and may lead to execution of a transaction during inopportune times. In addition, gas fees are paid in BNB itself, which would require that sufficient BNB balances are maintained. Future upgrades to the BNB protocol, regulatory changes, or technical issues could also adversely impact the cost of gas fees and could have a material adverse effect on our business, financial condition and results of operations and the price of our Common Stock.

There is a possibility that BNB and/or our OBNB Trust Units may be classified as a “security.” If BNB and/or our OBNB Trust Units are classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.

None of the SEC or any other U.S. federal or state regulator has publicly stated whether they agree that BNB is a “security,” and BNB has not yet been classified with respect to the U.S. federal securities laws. Although we believe that BNB is not a “security” within the meaning of the U.S. federal securities laws, and that registration of the Company or our treasury under the Investment Company Act, is therefore not required under applicable securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If this occurs, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act. In addition, while the Company intends to sell its Trust Units and/or gain access to the BNB underlying such Trust Units to further its BNB Strategy and not to utilize the Trust Units for investing, reinvesting or trading securities, the Trust Units could potentially be classified as an investment security under the Investment Company Act. If this occurs, and the Company holds a substantial number of Trust Units, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act.

As part of our ongoing review of applicable securities laws, we take into account a number of factors, including the various definitions of “security” under such laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases. We also consider court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff as providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that BNB is not a “security” is premised, among other reasons, on our conclusion that BNB does not appear to meet certain elements of the Howey test, such as that holders of BNB do not have a reasonable expectation of profits from our efforts in respect of their holding of BNB.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that BNB, or any other digital asset we might hold, is a “security.” Therefore, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties if BNB or components of the BNB Chain were determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties and other damages, and adversely affect our business, results of operations, financial condition, treasury operations and prospects. In addition, if BNB is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of BNB and in turn adversely affect our business, financial condition and results of operations and the price of our common stock.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

BNB and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. If we were deemed to be an investment company,

Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

Stockholders of the Company do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or associated with the ownership of shares in a commodity pool afforded the protections under the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging and imposes governance requirements as a check on fund management.

The Company is not a registered investment company under the Investment Company Act, and the Company and the Services Provider believe that the Company is not required to register under such act. Consequently, stockholders of the Company do not have the regulatory protections provided to investors in investment companies.

As defined in Section 1a(10) of the CEA, as administered by the CFTC, a company would be deemed to be a commodity pool if operating for the purpose of trading, or investing in “commodity interests” The Company does not intend to invest in commodity interests. Furthermore, the Company believes that it is not a commodity pool for purposes of the CEA and that the Services Provider believes that it is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the Company. Consequently, the Company’s stockholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Company and the Services Provider believe that BNB, BNB Chain and the assets we hold are not commodity interests. However, there is a risk that assets that the Company and the Services Provider have concluded are not commodity interests could be determined by the CFTC to be commodity interests, which could cause the Company to be deemed to be a commodity pool. If the Company was deemed to be a commodity pool, risks imposed by the CEA likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, financial condition and results of operations and the price of our Common Stock.

Adverse changes in the regulatory treatment of digital assets such as BNB could materially impair the value and liquidity of our holdings and negatively impact our business, financial condition, and results of operations.

The legal and regulatory framework governing digital assets in the United States and in foreign jurisdictions is rapidly evolving and remains highly uncertain. Federal, state and foreign regulators continue to issue new rules and take enforcement actions that directly or indirectly affect the classification, transferability, custody and tax treatment of cryptocurrencies, including BNB. Should BNB, or the activities of any party critical to the BNB ecosystem (including exchanges, validators, custodians, or Binance itself), be deemed to violate securities, commodities, anti-money-laundering, sanctions, consumer-protection or other applicable laws, we could become subject to significant fines, penalties, registration requirements, trading restrictions or forced divestiture of BNB. Any such development could cause a precipitous decline in the market price of BNB, impair our ability to monetize or otherwise use our digital asset treasury, and adversely impact our business, financial condition and results of operations and the price of our Common Stock.

We will rely on third-party custodians, trading platforms, and other counterparties to acquire, secure, stake, and dispose of BNB; any failure or malfeasance by these counterparties could result in total or partial loss of our digital assets.

Our ability to implement a digital asset treasury strategy depends on the performance, solvency, and information-technology infrastructure of third-party exchanges, custodians, blockchain validators, and decentralized finance protocols. These counterparties may experience cyber-attacks, internal control failures, fraud, insolvency or regulatory enforcement that could freeze, delay or permanently impair access to our BNB holdings or the yield we may generate from staking or other on-chain activities. In addition, concentrated holdings of BNB by a limited number of counterparties heighten our exposure to counterparty and systemic risk. Any loss or inaccessibility of BNB held on our behalf could have a material adverse effect on our business, financial condition and results of operations and the price of our Common Stock.

We intend to use non-U.S. domiciled wallets and custodians for a portion of our holdings, and potentially for all our assets. These service providers are subject to local legal regimes, regulatory oversight, cybersecurity protections, and insolvency regimes that differ from those applicable in the U.S. In addition, they may not qualify under specific U.S. regulatory regimes, such as meeting the definition of a “qualified custodian” under the Investment Advisers Act of 1940 and related SEC rules, which may limit the protections otherwise available to investors in respect of assets held with such custodians. Reliance on non-U.S. custodians increases our exposure to risks including reduced transparency, limited recourse in the event of a dispute and heightened vulnerability to adverse regulatory or political developments in foreign jurisdictions. Any failure or impairment of these custodians could materially adversely affect our business, financial condition and results of operations and the price of our Common Stock.

Due to the unregulated nature and lack of transparency surrounding the operations of many BNB trading venues, BNB trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in BNB trading venues and adversely affect the value of our BNB holdings.

BNB trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many BNB trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in BNB trading venues, including prominent exchanges that handle a significant volume of BNB trading and/or are subject to regulatory oversight, in the event one or more BNB trading venues cease or pause for a prolonged period the trading of BNB or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC alleged as part of its June 5, 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the BNB market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the BNB market than is commonly understood. Any actual or perceived wash trading in the BNB market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our BNB. Negative perception, a lack of stability in the broader BNB markets and the closure, temporary shutdown or operational disruption of BNB trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the BNB ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in BNB and the broader BNB ecosystem and greater volatility in the price of BNB. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of BNB and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of BNB and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. As the price of our common stock will be affected by the value of our BNB holdings, the failure of a major participant in the BNB ecosystem could have a material adverse effect on our business, financial condition and results of operations and the market price of our common stock.

Our concentration in a single digital asset exposes us to unique liquidity risks that may prevent us from converting BNB into fiat currency or other assets when desired, particularly during periods of market stress.

Our holdings will be highly concentrated in BNB with little to no investment diversity. Because the vast majority of our assets will be in BNB and BNB-related assets, the value of BNB will have a direct and highly significant impact upon the price of our Common Stock. The availability of BNB in the market is limited and it may take considerable time to acquire the amounts required to comprehensively implement our strategy. The purchase of BNB in large quantities may be subject to liquidity constraints, slippage or delays, which could adversely affect the ability to deploy capital in a timely or cost-effective manner. If we are unable to acquire sufficient BNB, our digital asset treasury strategy may not be implemented as planned and our financial results could be negatively impacted. Liquidity in digital asset markets can quickly deteriorate in response to negative news, regulatory scrutiny or systemic events affecting exchanges or stablecoins. In the event of a market-wide liquidity crunch, we may be unable to sell, stake or otherwise monetize our BNB holdings at prevailing quoted prices—or at all—without significantly affecting the market price of BNB. Limited liquidity may also impair our ability to fund working-capital needs, repay indebtedness or pursue acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and prospects and the price of our Common Stock.

Concentration of our BNB holdings across a limited number of protocols or validators may expose us to heightened counterparty and systemic risks.

We have purchased and intend to purchase BNB and increase our overall holdings of BNB in the future. If we stake, restake, or otherwise deploy our BNB into a small number of validators, liquidity pools or decentralized finance protocols, the failure, insolvency or compromise of any one of these entities or protocols could result in the loss of a significant portion of our assets. Because many validators and DeFi protocols operate without robust regulatory oversight, transparency or insurance protections, our exposure to operational, legal or cybersecurity risks is heightened. Concentration of assets could amplify potential losses and materially adversely affect our business, financial condition and results of operations and the price of our Common Stock.

Our dependence on Binance and its affiliates for the health and credibility of the BNB ecosystem would subject us to material counterparty, reputational, and regulatory risks outside of our control.

Binance played a central role in the creation, issuance, and continuing promotion of BNB and remains an important driver of its adoption. BNB’s value and utility are closely tied to the continued operation, reputation, and legal standing of Binance, its original issuer and primary ecosystem driver. Any adverse developments affecting Binance—including legal, regulatory, operational, or reputational issues—could materially impair the value or liquidity of our BNB holdings. The BNB Chain’s validator structure and governance are subject to centralization concerns, with a limited number of participants exerting significant control over network operations. The health and growth of the BNB Chain ecosystem, including the success of dApps, staking, and yield-generating activities, would be critical to the Company’s business model and financial performance. Further, if Binance or its affiliates take certain actions including, without limitation, supporting potential future competitors who pursue a BNB treasury strategy, changing their burn policies and procedures or conducting burns in a manner inconsistent with their public disclosures, or refusing to sell BNB to us on acceptable terms or at all, such actions could materially and adversely affect the value of our digital asset treasury, our business, financial condition and results of operations and the price of our Common Stock.

In addition, Binance, its founder (who is reported to hold the majority of BNB in circulation) and certain affiliates of Binance have been, and may continue to be, the subjects of investigations, civil actions or criminal proceedings in multiple jurisdictions, including the United States, the United Kingdom, Australia, Canada, Europe, Asia and Africa. The founder of Binance received a pardon from President Trump in October 2025. These matters have involved, among other things, market manipulation, violations of anti-money laundering requirements, unregistered securities offerings, the failure to maintain adequate compliance programs and the unauthorized operation of trading platforms. As part of a settlement with U.S. regulators in November 2023, Binance agreed to pay more than $4.3 billion to U.S. regulators and to undertake extensive remedial compliance measures. Binance’s founder (who is reported to hold the majority of BNB in circulation) paid a fine of $50 million to U.S. regulators and was also sentenced to jail for four months. Additional or ongoing regulatory scrutiny of Binance, its founders or its affiliates—including related to the effectiveness of mandated remedial measures—could negatively affect public perception of BNB, constrain trading activity and suppress the price and liquidity of BNB. Any such development could materially and adversely affect the value of our digital asset treasury and the market price of our Common Stock. Because Binance’s founder is reported to hold a majority of BNB in circulation and remains closely associated with Binance, any negative developments relating to him personally (including additional regulatory actions or restrictions) could materially impact market perception of BNB, even if such actions are not directly related to the BNB Chain.

If we are unable to raise additional capital on acceptable terms, our ability to implement and sustain a digital asset treasury strategy may be compromised.

Our BNB Strategy contemplates the discretionary purchase of BNB and related yield-generating instruments. The capital required to acquire, stake and actively manage BNB may exceed our existing cash resources and cash flows from operations. Market conditions, our share price performance, the volatility of digital assets and regulatory uncertainties could impair our ability to access debt or equity capital on terms acceptable to us or at all. Failure to obtain necessary financing could force us to curtail or abandon our digital asset strategy, which could materially harm our growth prospects and the value of our securities.

Our BNB holdings are expected to be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our cryptocurrencies at favorable prices or at all. For example, a number of Bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our cryptocurrency holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, cryptocurrencies we hold and intend to hold with our custodians, and transact with our trade execution partners, do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered cryptocurrencies or otherwise generate funds using our cryptocurrency holdings, including in particular during times of market instability or when the price of BNB has declined significantly. If we are unable to sell our cryptocurrencies, enter into additional capital raising transactions using cryptocurrencies as collateral or otherwise generate funds using our cryptocurrency holdings, or if we are forced to sell our cryptocurrencies at a significant loss, in order to meet our working capital requirements, our business, financial condition and results of operations and the price of our Common Stock could be negatively impacted.

There may be potential inconsistencies between the stated intentions and future actions of Binance and its related entities.

While Binance and its former controller have stated that they and their related entities do not actively trade BNB or engage in purchasing activities intended to support its price or increase trading volume, these statements reflect only their current intentions and plans. There can be no assurance that their future actions will remain consistent with these representations. Circumstances, business strategies or other factors may change, and Binance or its related parties may alter their activities with respect to BNB at any time without prior notice.

Additionally, the lack of publicly available information makes it difficult to independently verify whether trading activity in BNB by these parties is occurring in accordance with the Binance Exchange’s policies and procedures, or whether such activity is materially affecting the price or trading volume of BNB on the Binance Exchange or other secondary markets. Any deviation from their stated intentions, or any undisclosed activity, could have a significant impact on the market for BNB, potentially affecting its price, trading volume and overall market perception. As a result, investors and other market participants should be aware that there is no guarantee that Binance and its related entities will continue to act in accordance with their current statements, and any changes in their conduct could adversely affect the value and liquidity of BNB.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our proposed holdings of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. We may need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

We may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned BNB, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned BNB. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.

Following the launch of the Company’s digital asset treasury strategy, the Company is operating in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in BNB and other digital assets, and the Company’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.

Our proposed digital asset treasury strategy may involve the borrowing of or investing in stablecoins and the recently enacted GENIUS Act creates a new federal regulatory framework for stablecoins in the U.S. and its implementation could materially impact such borrowing or investing.

In July 2025, the United States enacted the GENIUS Act, which provides for the creation of the first comprehensive federal regime for the issuance, custody, and use of payment stablecoins. This law applies to key aspects of stablecoin programs, including state and federal licensing of issuers, reserve composition and management, redemption rights, disclosures, and ongoing regulatory supervision. While the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue any final regulations implementing the GENIUS Act. Specifically, among many other provisions, the GENIUS Act defines “payment stablecoin”, prohibits issuance of payment stablecoins in the United States by anyone other than a permitted stablecoin issuer (“PPSI”), outlines a comprehensive regulatory regime for PPSIs, generally prohibits PPSIs from paying interest on the payment stablecoins they issue, excludes payment stablecoins issued by a PPSI from the definition of “security” under the U.S. federal securities laws and limits the reserve assets permissible for payment stablecoins. Accordingly, the impact of these legal and regulatory changes will depend in part on how the GENIUS Act is implemented through rulemaking by U.S. regulators. Therefore, while a consistent federal framework could increase institutional and consumer confidence in stablecoins over time, the scope, timing, and substance of implementing the associated regulations and supervisory practices remain uncertain. Compliance may require us to make significant changes to our proposed digital asset treasury strategy and our related borrowing of or investing in third-party stablecoins. These changes could increase our legal, compliance, operational, and technology costs, limit the types of stablecoins we can borrow or invest, restrict our ability to partner with certain issuers, or require modification or discontinuation of certain aspects of our proposed digital asset treasury strategy.

If restrictions are imposed that materially limit our stablecoin borrowing and investing activities, we may need to seek alternative regulatory pathways that could be more costly, time-consuming, or commercially impractical, or that could require limiting or discontinuing the borrowing of or investing in certain stablecoin-related products. We may incur significant costs in connection with complying with any legal and regulatory changes implemented in connection with the GENIUS Act. Any failure, or perceived failure, to comply with the GENIUS Act or related regulations could result in enforcement actions, monetary penalties, heightened supervisory scrutiny, or reputational harm. Any of these outcomes could materially and adversely affect our business, operating results, financial condition, and prospects.

In addition, the GENIUS Act may also affect the competitive landscape for stablecoins. For example, the additional legal and regulatory clarity provided by the GENIUS Act may have the effect of encouraging new entrants that may compete with us. Any potential changes to the competitive landscape and their effect on us are complex and cannot be predicted with certainty at this time.

Instability in other stablecoins could reduce trust in the stablecoins we borrow or invest, leading to operational and reputational challenges.

Instability or failure of major stablecoins, such as USDT, could trigger a broader loss of confidence in the stablecoin ecosystem, including stablecoins we borrow or invest. Such general loss of confidence in stablecoins could lead to increased redemption demands and operational challenges as market participants seek to exit stablecoin positions. Even if the stablecoins we borrow or invest remain fundamentally sound, market-wide distrust could reduce their usage, impair their value and disrupt our borrowing, investing or trading services as they relate to stablecoins. This could result in financial losses, client disputes, regulatory scrutiny and reputational damage. Our inability to mitigate the effects of a general loss of confidence in stablecoins could materially and adversely affect our business, operating results, financial condition and the price of our Common Stock.

Trust Units we receive in payment for our securities may have limited liquidity.

The Company currently holds a significant amount of Trust Units. The Company, as a holder of Trust Units may not be able to transfer or assign its Trust Units other than in limited circumstances. The Trust Units are quoted in the over-the-counter market, but trading volume may be very limited. In addition, as a holder of Trust Units, the Company has no rights to force the liquidation and/or redemption of the Trust Units and receive the underlying BNB. Therefore, the Trust Units may be likely to be illiquid and the Company, as the holder of Trust Units, may have limited ability to realize their value and/or gain access to their underlying BNB.

The tax treatment of the Trust Units is uncertain.

The Company has not and will not provide tax advice with respect to the tax treatment of a purchaser’s exchange of Trust Units for our securities. The tax treatment of the purchaser’s exchange of Trust Units for our securities and of the Trust Units is uncertain. Purchasers in the Cryptocurrency Private Placement offering were advised to seek their own counsel with respect to tax matters.

Risks Related to the Services Provider and its Affiliates

We and our Services Provider will rely on technical infrastructure to manage our digital asset holdings and technical changes, software upgrades, soft or hard forks, cybersecurity incidents or other changes to the underlying blockchain network of such infrastructure could adversely impact our business, financial condition and results of operations and the price of our Common Stock.

In order to support our digital asset holdings, our Services Provider will need to successfully manage and adapt its technical infrastructure to manage our digital assets and the Strategic Advisor will need to engage in a variety of front and back-end technical and development work to integrate the technical infrastructure of our digital asset holdings with our existing technical infrastructure. For certain digital assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset or in a timely manner. In addition, such integration may introduce software errors or weaknesses into our technical infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hardforks, cybersecurity incidents or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our technical infrastructure and the technical infrastructure of our Services Provider. If we and/or our Services Provider, as applicable, are unable to identify, troubleshoot and resolve any such issues successfully, we and/or our Services Provider may no longer be able to support our digital asset holdings, and our technical infrastructure may be affected, all of which could adversely impact our business, financial condition and results of operations and the price of our Common Stock.

An executive of the Services Provider was a party to litigation and counter defamation claims.

Patrick Horsman, a founder and director of the Services Provider, is a defendant in a litigation captioned Lev. v. Horsman, Dreyer, Schiff, Integrated Ag XI LLC, et al. (Case No. CV2020-012256, filed October 2, 2020, Maricopa County, Arizona), stemming from the 2019 collapse of the CBD industry, which was triggered by the FDA’s non-recognition of CBD as “Generally Recognized as Safe” (GRAS), which led to an approximately 95% drop in CBD prices. The complaint was filed on behalf of one accredited investor that had invested in Integrated CBD (“ICBD”), a company in the CBD industry of which Mr. Horsman was a co-founder and executive. As a result of the collapse, ICBD and its competitors went out of business. Additionally, Mr. Horsman faced whistleblower complaints to the SEC, FINRA, CFA Institute, and the Arizona Corporation Commission (“ACC”), all of which (except the pending recent ACC matter) concluded with no findings of wrongdoing, as confirmed by written regulator letters (available on request). Mr. Horsman has filed two defamation lawsuits against the investor in Arizona state court and Florida federal court, citing the investor’s prior defamation judgment for similar conduct and his continued defamation campaign. No other managers or principals of the Services Provider are involved in this litigation. These matters may pose reputational and financial risks to the Services Provider, and by extension, to the Company.

There are various conflicts of interest in our relationship with the Services Provider and its affiliates which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with the Services Provider and its affiliates. Joshua Kruger, our Chairman of the Board of Directors, is an affiliate of the Services Provider and Patrick Horsman, our Chief Investment Officer, is a founder and director of the Services Provider. While the Services Provider is not authorized to act as custodian of the Company’s assets, nor to take possession, title or authority to any Account Assets, the Services Provider may provide similar services to other clients, and the Services Provider or its affiliates may engage in transactions for their own accounts. As such, the Services Provider and our Chairman and Chief Investment Officer may have conflicts between their duties to us and their duties to, and interests in, each other and their affiliates, which could result in decisions that are not in the best interests of our stockholders. The Services Provider is not required to devote a specific amount of time or the services of any particular individual to our operations. The Services Provider may manage or provide services to other clients, and we may compete with these other clients for the Services Provider’s resources and support. The ability of the Services Provider and its officers and personnel to engage in other business activities may reduce the time they spend advising us.

A principal of the Services Provider has been the subject of regulatory actions with FINRA.

A principal of the Services Provider has previously been associated with registered broker dealers. Their FINRA BrokerCheck report discloses regulatory violations with reported monetary sanctions and temporary suspension, including a violation of the FINRA rule prohibiting a person associated with a FINRA member from purchasing a new issue in any account in which such person associated with a member has a beneficial interest. In connection with the violation, without admitting or denying the findings, the principal submitted a Letter of Acceptance, Wavier & Consent (the “AWC”), which FINRA accepted on March 1, 2017.

To the extent any action would be taken against such principal in connection with the AWC or the pending civil court action, or a future and presently unknown action, our Services Provider could be adversely affected which could affect our business, financial condition and results of operations and the price of our Common Stock.

Risks Related to Personnel

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.CYBERSECURITY

The Company operates in blockchain and digital asset technology sector and the biotechnology sector, which are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including the loss or theft of private keys or breaches of our digital wallets; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We conduct periodic risk assessments using various tools and methodologies to identify and manage the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests, and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

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

Our Chief Executive Officer (“CEO”) conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third party providers. All employees and consultants are directed to report to senior management with any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.

ITEM 2.PROPERTIES.

Our corporate headquarters is located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. We entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”) and was adjusted to monthly payments of $52,440 commencing February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also had 2,500 square feet of laboratory space, which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date and has been extended through January 31, 2025. Effective February 1, 2025, the Company extended this lease for 2,000 square feet of laboratory space until January 31, 2026. On February 28, 2025, the Company vacated one of its laboratory suites and currently leases 1,000 square feet under this lease amendment. The base rent for the new lease term was monthly payments of $4,346 and the lease was terminable by the Company upon one month’s written notice to the landlord. The Company terminated the lease for the remaining 1,000 square feet, effective July 31, 2025. On September 19, 2025, the Company entered into a lease agreement for approximately 175 square feet of office space in Windermere Florida. This lease expires on September 30, 2026 and has monthly payments of $1,489. The laboratory lease, as well as the office space lease in Florida were both considered short-term lease obligations.

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

PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “BNBX”. There is no certainty that the Common Stock will continue to be listed on Nasdaq or that any liquidity will exist for our stockholders.

Holders

As of December 15, 2025, we had 408 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Equiniti Trust Company, LLC, 90 Park Avenue, New York, NY 10016.

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

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the Risk Factors section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Forward-Looking Information” at the beginning of this Annual Report on Form 10-K.

Company Overview

We are a digital asset treasury (“DAT”) company that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as our primary reserve asset. By using proceeds from financings, as well as potential cashflow from our operations, we seek to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native and DeFi opportunities.

In addition, via LineaRx we are commercializing proprietary nucleic acid production solutions for the biopharmaceutical and diagnostics markets. Our nucleic acid production solutions enable cell-free manufacturing of DNA and RNA, which are essential components for a new generation of advanced biotherapeutics, such as gene therapies, adoptive cell therapies, messenger RNA therapeutics and DNA vaccines, as well as diagnostic applications.

On February 13, 2025, we announced our exit from our business operations relating to the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”) segment and completion of a workforce reduction of approximately 20% of our total headcount as of such date related primarily to employees within such segment.

On June 27, 2025, we announced a strategic restructuring and realignment of resources to focus exclusively on our synthetic DNA manufacturing business, LineaRx. As part of the actions undertaken, we implemented a workforce reduction of approximately 27% of headcount as of June 27, 2025 and have ceased operations at ADCL, effective June 27, 2025.

Our actions were intended to substantially reduce our operating costs and concentrate resources behind LineaRx to: (i) enhance the capabilities of LineaRx’s LineaDNA™ and LineaIVT™ platforms while scaling commercial adoption; (ii) expand our service offerings; and (iii) pursue strategic partnerships. As of June 27, 2025, the workforce reduction equated to a projected 23% reduction in annual payroll costs, excluding payroll expenses incurred as a result of the previously announced retirement of our former Chairman and Chief Executive Officer. The projected annual payroll savings were partially offset by $277,732 in one-time charges related to the workforce reduction and ceasing of operations at ADCL, primarily for separation benefits. We incurred these workforce reduction-related costs related to this restructuring by September 30, 2025, excluding expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer.

In addition, on October 6, 2025, the Board authorized, and our officers implemented, a further restructuring plan pursuant to which we reduced overall operating expenses to focus resources on our BNB Strategy. The restructuring plan includes a reduction of our current workforce as of September 30, 2025 by sixteen employees, or approximately 60%. We will incur aggregate pre-tax charges of approximately $1.4 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by October 31, 2025 and the associated charges will be recorded in the first quarter of fiscal 2026. We estimate that the restructuring will result in annualized cost savings of approximately $2.8 million. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

We launched our DAT strategy in October 2025 with the closing of a private placement wherein we received $26.8 million in cash and crypto assets with the potential for up to an additional $30.8 million in cash gross proceeds in future investment from warrant exercises, for total potential gross proceeds of up to $57.6 million.

BNB Strategy

Our current strategy is to primarily focus our resources on our BNB-focused DAT strategy wherein we manage digital assets, primarily in the native cryptocurrency of the Binance Coin blockchain commonly referred to as “BNB”, including staking, restaking, and liquid staking of BNB, and participation in other unique Binance ecosystem and DeFi yield opportunities to contribute the BNB to the Company’s treasury operations (together, the “BNB Strategy”). Currently, the Company is in the process of accumulating BNB tokens and building the operational framework necessary to implement its BNB Strategy.

LineaRx Business Strategy (Therapeutic DNA Production Services)

Through LineaRx, our nucleic-acid production solutions enable the rapid and efficient cell-free manufacturing of high-quality DNA and RNA, which are essential components for a new generation of advanced biotherapeutics such as gene therapies, personalized medicine, adoptive cell therapies and mRNA and DNA-based vaccines, as well as IVD applications (collectively “Therapeutic DNA Production Services”).

We have developed three distinct and complementary technology solutions:

●	LineaDNA™: A proprietary, cell-free DNA production system that uses a large-scale PCR process. This technology allows for the rapid and efficient production of high-fidelity synthetic DNA without the use of living cells. The resulting DNA can be used in the manufacturing of various biotherapeutics, serve as the starting material for mRNA therapeutics and vaccines, and as a critical component of IVDs.
●	LineaRNAP™: A next-generation RNAP used to transform DNA into mRNA. Our RNAP is engineered with a patented DNA-binding domain that we believe results in high mRNA yields and reduced dsDNA contamination, a common problematic byproduct produced during mRNA production.
●	LineaIVT™: An integrated system that combines the Company’s LineaDNA and LineaRNAP technologies. This innovative solution simplifies the mRNA production workflow resulting in a streamlined production process with fewer impurities than traditional methods.

Our LineaRx business strategy is to continue advancing our Therapeutic DNA Production Services to support potential future sales and/or licensing agreements with third-party partners.

Comparison of the Fiscal Year Ended September 30, 2025 to the Fiscal Year Ended September 30, 2024

During October 2025, we initiated a strategic pivot to transition from our traditional operating model to a digital asset treasury model that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as our primary reserve asset. By using proceeds from financings, as well as potential cashflow from our operations, we seek to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native opportunities.

While our historical financial results reflect our prior operating business, our future performance will be driven primarily by our BNB Strategy.

In addition, via our LineaRx, Inc. subsidiary, we are commercializing proprietary nucleic acid production solutions for the biopharmaceutical and diagnostics markets and expect, in the near term to continue to have product and service revenue from LineaRx.

Revenues

Product revenues

For the fiscal years ended September 30, 2025 and 2024, we generated $1,424,147 and $1,074,813 in revenues from product sales, respectively. Product revenue increased by $349,334 or 33% for the fiscal year ended September 30, 2025 as compared to the prior fiscal year. The increase in product revenues was primarily within our Therapeutic DNA Production Services segment due to an increase in shipments for our large-scale DNA manufacturing business of approximately $269,000, as well as a net increase of approximately $81,000 within our DNA Tagging and Security Products and Services segment primarily attributable to an increase of approximately $226,000 year over year in cotton DNA tagging revenue, offset by decreases of approximately $87,000 in sales to a nutraceutical customer, as well as a decrease of approximately $20,000 and $18,000 in sales to consumer asset marking and cash and valuables in transit customers, respectively.

Service revenues

For the fiscal years ended September 30, 2025 and 2024, we generated $712,788 and $1,038,677 in service revenues, respectively. Service revenue decreased by $325,889 or 31% for the fiscal year ended September 30, 2025 as compared to the prior fiscal year. The decrease in service revenues is primarily related to a $129,000 decrease within our DNA Tagging and Security Products and Services segment due to a decrease in our textile isotopic testing services. Additionally, our Therapeutic DNA Production Services segment decreased by $176,000 due to decreased research and development projects.

Costs and Expenses

Gross Profit

Gross profit for fiscal year ended September 30, 2025 decreased by $135,933 or 14% from $974,840 for the fiscal year ended September 30, 2024 to $838,907 for the fiscal year ended September 30, 2025. The gross profit percentage was 39% and 46% for the fiscal years ended September 30, 2025 and 2024, respectively. The decrease in gross profit percentage was primarily the result of a change in product mix as there was a significant decrease in service revenue during the fiscal year ended September 30, 2025 as compared to during the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended September 30, 2025 decreased by $180,947 or 2% to $10,868,590 from $11,049,537 in the fiscal year ended September 30, 2024. The decrease is attributable to a decrease in stock based compensation expense of $469,000, as well as a decrease in professional fees, mainly for legal, investor relations and consulting expenses of approximately $651,000. These decreases were offset by an increase in payroll expenses mainly for the accrual of the board compensation of $500,000 and the termination payments for the former CEO per his separation agreement of approximately $450,000.

Research and Development

Research and development expenses for the fiscal year ended September 30, 2025 increased by $2,423,162 or 67% to $6,016,912 from $3,593,750 in the fiscal year ended September 30, 2024. This increase is due to a $2.7 million impairment charge related to in process R&D acquired as part of the Spindle acquisition. The Company has stopped the further development of the IPR&D, which was the LineaRNAP enzyme, as the Company has determined that further technical development would not yield considerably improved results over the current state of the LineaRNAP technology.

Loss from operations

Loss from operations increased $2,378,148, or 17% to $16,046,595 for the fiscal year ended September 30, 2025 compared to $13,668,447 for the fiscal year ended September 30, 2024, due to the factors noted above.

Interest income

Interest income for the fiscal year ended September 30, 2025, increased to $192,915 from $120,482 in the same period of fiscal 2024. This increase relates to higher average cash balances in our interest-bearing accounts, coupled with increased interest rates.

Other expense, net

Other expense, net for the fiscal years ended September 30, 2025 and 2024, was expense of $106,580 and $8,877, respectively.

Transaction costs allocated to warrant liabilities

Transaction costs allocated to warrant liabilities for the fiscal years ended September 30, 2025 and 2024 was $0 and $633,198, respectively. These transaction costs represent the closing costs from the February 2024 financing transaction. These costs were expensed as it would have resulted in negative additional paid in capital.

Unrealized gain on change in fair value of the warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the fiscal years ended September 30, 2025 and 2024 of $319,630 and $9,430,000, respectively, relates to the change in fair value of the warrants that are classified as a liability. The primary driver of the change is the decrease in our stock price.

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification

Unrealized loss on change in fair value of warrants classified as a liability-warrant modification of $0 and $394,000 for the fiscal years ended September 30, 2025 and 2024, respectively represents the change in fair value for the modifications made to certain warrants as a result of the February 2024 financing.

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

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and building out our BNB Strategy. As of September 30, 2025, we had a negative working capital of $225,485. For the fiscal year ended September 30, 2025, we used cash in operating activities from continuing operations of $12,242,654 consisting primarily of our net loss from continuing operations of $14,956,515 net with non-cash adjustments of $384,165 in depreciation and amortization charges, deferred income tax benefit of $684,115, $102,021 in stock-based compensation expense, $319,630 in unrealized gain on change in fair value of warrants classified as a liability, $2,698,975 impairment of intangible asset, and loss on write-off of property and equipment of $145,131. Additionally, we had a net decrease in operating assets of $854,065 and a net decrease in operating liabilities of $473,216. Cash used in investing activities of $313,121 was primarily for cash paid for property, plant and equipment. The Company had cashflows from financing activities of $8,054,492, primarily from the issuance of common stock and pre-funded warrants, as well as from proceeds received from the exercise of warrants. There was also $255,041 net cash used in discontinued operations.

The Company has recurring net losses, which have resulted in an accumulated deficit of $379,160,375 as of September 30, 2025. The Company incurred a net loss of $15,349,246 and incurred negative operating cash flow of $12,242,654 for the fiscal year ended September 30, 2025.

The Company’s current capital resources include cash and cash equivalents, and cryptocurrency assets. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note N to the accompanying consolidated financial statements, during October 2025, the Company closed the Private Placement of its common stock and/or pre-funded warrants, and Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the Private Placement, the Company received $26.8 million in gross proceeds. The Company also received proceeds from warrants exercised of approximately $732 thousand during October 2025 and is actively implementing its BNB strategy.

The Company has mitigated its previously reported substantial doubt of a going concern through the cash received from the Private Placement and the warrant exercises described above. The Company estimates that it will have sufficient cash and cash equivalents, as well as liquid cryptocurrency to fund operations for the next twelve months from the date of filing this annual report.

We expect remaining capital expenditure to be less than $70,000 in fiscal 2026. Our primary investments are expected to be in our Therapeutic DNA Production segment’s research and development activities.

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

Critical Accounting Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most critical estimates include recoverability of long-lived assets, including the values assigned to intangible assets, fair value calculations for warrants, and contingencies. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

Recent Debt and Equity Financing Transactions

At the Market Offering

On November 4, 2025 the Company entered into the ATM Agreement with the Agent, pursuant to which we may, from time to time, offer and sell shares of its common stock, with an aggregate offering price of up to $8,157,932 through the Agent. Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of December 15, 2025, the Company has sold 10,759 shares of common stock for net proceeds of $31,791, after deducting commissions of $983.

Private Placement Offering

On October 3, 2025, the Company completed the Cash Private Placement and on October 23, 2025 completed the Cryptocurrency Private Placement in which the Company: (i) entered into the Cash Securities Purchase Agreement with the Cash Purchasers pursuant to which the Company agreed to sell and issue to the Cash Purchasers in the Cash Private Placement, at an offering price of $3.32 per share, an aggregate of 4,620,485 Shares, and/or Cash Pre-Funded Warrants, and Series E-1 Warrants to purchase 4,620,485 shares of our common stock at a per share exercise price of $3.82 and (ii) entered into the Cryptocurrency Securities Purchase Agreement, with the Cryptocurrency Purchasers pursuant to which the Company agreed to sell and issue to the Cryptocurrency Purchasers in the Cryptocurrency Private Placement 3,444,191 Cryptocurrency Pre-Funded Warrants, at an offering price of $3.32 per share, to purchase shares of our common stock at a per share exercise price of $0.0001 and 3,444,191 Series E-2 Warrants and, together with the Series E-1 Warrants, the “Series E Warrants”) at a per share exercise price of $3.82. In the Cash Private Placement, the Cash Purchasers tendered U.S. dollars or the cryptocurrency stablecoin issued by Circle Internet Group, Inc. commonly referred to as “USDC” to the Company as consideration for the Shares and/or Cash Pre-Funded Warrants and the Series E-1 Warrants. In the Cryptocurrency Private Placement, the Cryptocurrency Purchasers tendered units of OBNB Trust Units as consideration, with the Company receiving 0.126 units per Cryptocurrency Pre-Funded Warrant together with accompanying Series E-2 Warrant sold. Lucid Capital Markets acted as sole placement agent for the Private Placement.

Upon the closing of the Private Placement, the Company received $26.8 million with the potential for up to an additional $30.8 million in gross proceeds in future investment from warrant exercises, for total potential gross proceeds of up to $57.6 million.

Each of the Cash Pre-Funded Warrants and the Cryptocurrency Pre-Funded Warrants is exercisable for one share of our common stock at the exercise price of $0.0001 per share of our common stock underlying the Cash Pre-Funded Warrant or Cryptocurrency Pre-Funded Warrant. The Cash Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Cash Pre-Funded Warrants issued in the Cash Private Placement are exercised in full. The Cryptocurrency Pre-Funded Warrants are exercisable on or after the later of (i) the Stockholder Approval date and (ii) the date that as to each Cryptocurrency Purchaser, the aggregate amount to be paid for warrants purchased under the Cryptocurrency Securities Purchase Agreement as specified below such Cryptocurrency Purchaser’s name on the signature page of the Cryptocurrency Securities Purchase Agreement and next to the heading “Subscription Amount” thereof in the cash equivalent of crypto-currency (or trust units or interests that that hold crypto-currency) acceptable (in form and value) to the Company and the Placement Agent in their sole discretion, minus, such Cryptocurrency Purchaser’s aggregate exercise price of the Cryptocurrency Pre-Funded Warrants, which amounts shall be paid as and when such Cryptocurrency Pre-Funded Warrants are exercised (the “Cryptocurrency Subscription Amount”) is delivered in transferrable form reasonably acceptable to the Company with good and marketable title and is free and clear of any security interests, pledges, liens, restrictions, claims or encumbrances of any kind, and thereafter may be exercised at any time until all of the Cryptocurrency Pre-Funded Warrants issued in the Cryptocurrency

Private Placement are exercised in full. Each holder’s ability to exercise its Cash Pre-Funded Warrants or Cryptocurrency Pre-Funded Warrants in exchange for shares of our common stock is subject to certain beneficial ownership limitations set forth therein. Each of the Series E Warrants is exercisable for one share of our common stock at the exercise price of $3.82 per share of our common stock (a “Common Warrant Share”). Stockholder Approval was obtained on December 12, 2025.

The Series E-1 Warrants are immediately exercisable for cash for a period of five years from the date of issuance and may also be exercised on a cashless basis at any time beginning six months after their initial issuance if, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for, the resale of the Common Warrant Shares by the holder thereof and are subject to cancellation by the Company if they are not exercised after certain specified trading criteria of our common stock is satisfied. The Series E-2 Warrants are exercisable for cash on or after the later of (i) the date the Stockholder Approval is obtained and (ii) the date that the Cryptocurrency Subscription Amount is delivered in transferrable form reasonably acceptable to the Company with good and marketable title and is free and clear of any security interests, pledges, liens, restrictions, claims or encumbrances of any kind, and on or prior to 5:00 p.m. (New York City time) on the five year anniversary of such date, and may also be exercised on a cashless basis at any time beginning six months after their initial issuance if, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for, the resale of the Common Warrant Shares by the holder thereof and are subject to cancellation by the Company if they are not exercised after certain specified trading criteria of our common stock is satisfied. Notwithstanding the foregoing, the Company shall not effect any exercise of the Cryptocurrency Pre-Funded Warrants or the Series E-2 Warrants unless the Company receives good and marketable title to the consideration paid under the Cryptocurrency Subscription Amount and such consideration is free and clear of any security interests, pledges, liens, restrictions, claims or encumbrances of any kind. Stockholder Approval was obtained on December 12, 2025.

In connection with the Cash Securities Purchase Agreement, the Company and the Cash Purchasers party thereto entered into the Cash Registration Rights Agreement on September 29, 2025. In connection with the Cryptocurrency Securities Purchase Agreement, the Company and the Cryptocurrency Purchasers party thereto entered into the Cryptocurrency Registration Rights Agreement on September 29, 2025. Pursuant to the Registration Rights Agreements, the Company agreed to file a registration statement with the SEC within thirty days of the applicable closing date registering, as applicable, the resale of our common stock sold in the Private Placement or underlying the Cash Pre-Funded Warrants, the Cryptocurrency Pre-Funded Warrants and the Series E Warrants. In Compliance with the Registration Rights Agreements, the Company filed the required resale registration statement on October 30, 2025.

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, we closed the October 2024 Offering in which, pursuant to the October 2024 Securities Purchase Agreement dated October 31, 2024, by and between the Company and the October 2024 Purchasers, the Company issued and sold 25,663 shares of the Company’s Common Stock, and October 2024 Pre-Funded Warrants (“October 2024 Pre-Funded Warrants”) to purchase up to 1,420 shares of Common Stock, and (ii) in the October 2024 Private Placement, October 2024 Series C Warrants to purchase up to 27,083 shares of Common Stock and October 2024 Series D Warrants to purchase up to 27,083 shares of Common Stock. The purchase price for each share of Common Stock and accompanying October 2024 Series C Warrant and October 2024 Series D Warrant was $240.00 and the purchase price for each October 2024 Pre-Funded Warrant and accompanying October 2024 Series C Warrant and October 2024 Series D Warrant was $240.00. Craig-Hallum acted as placement agent in connection with the October 2024 Offering.

The Company received net proceeds from the October 2024 Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company, of approximately $5.7 million.

Pursuant to that certain engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay the Placement Agent a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October 2024 Offering from sales arranged for by Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of Craig-Hallum in connection with the October 2024 Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to Craig-Hallum, or its respective designees, October 2024 Placement Agent Warrants to purchase up to 1,354 shares of Common Stock (which equals 5.0% of the number of shares of Common Stock and October 2024 Pre-Funded Warrants offered) with an exercise price per share of $240.00.

The exercisability of the October Series Warrants and the Placement Agent Warrants required approval of the Company’s stockholders, which was obtained at the Company’s annual meeting held on May 22, 2025. Each October Series C Warrant has an exercise price of $240.00 per share of the Company’s common stock, became exercisable on May 23, 2025 (the “Initial Exercise Date”) and will expire on the five-year anniversary of the Initial Exercise Date. Each October Series D Warrant has an exercise price of $240.00 per share of the Company’s common stock, became exercisable on the Initial Exercise Date, and will expire on the 18-month anniversary of the Initial Exercise Date. The October Pre-Funded Warrants have an exercise price of $0.0001 per share, were immediately exercisable and can be exercised at any time after their original issuance until such October Pre-Funded Warrants are exercised in full. All of the October Pre-Funded Warrants were exercised during the fiscal year ended September 30, 2025. Each Placement Agent Warrant became exercisable on the Initial Exercise Date and will expire on October 30, 2029.

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

On March 14, 2025, the Company completed the March 2025 Reverse Stock Split. As a result, the exercise price reset mechanism was triggered, which resulted in the number of shares of common stock issuable upon exercise of the October Series D Warrants increasing from 27,083 to 136,698. The exercise price of the October Series D Warrants was adjusted from $240.00 per share to $47.55 per share. All of the Series D Warrants were exercised during the fiscal year ended September 30, 2025.

The October Series Warrants and the Placement Agent Warrants are not registered under the Securities Act. The October Series Warrants and the Placement Agent Warrants were issued, and the shares of the Company’s common stock issuable upon exercise thereof will be issued (unless an effective registration statement is available), in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder, for transactions not involving a public offering.

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

In connection with the October Registered Direct Offering, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 12,308 to 122,521. The exercise price of the May 2024 Series A Warrants was adjusted from $1,492.50 per share to $150.00 per share with respect to the May 2024 Series A Warrants amended by the Warrant Amendment and to $141.75 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment. As a result of the March 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series A Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 117,663 to 655,676. The exercise price of the May 2024 Series A Warrants was adjusted from $150.00 per share for the amended May 2024 Series A Warrants and $141.75 per share for the May 2024 Series A Warrants that were not amended to $26.91 per share for all of the May 2024 Series A warrants.

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

As a result of the June 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series B Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series B Warrants, increasing from 54,558 to 286,123. The exercise price of the May 2024 Series B Warrants was adjusted from $26.91 per share to $5.13 per share. As of September 30, 2025 the remaining Series B Warrants expired.

Waiver of Standstill in Placement Agency Agreement

As disclosed below, the Company closed the May 2024 Offering of Common Stock and warrants, including the May 2024 Series Warrants, with Craig-Hallum and Laidlaw as placement agents. As part of the May 2024 Offering, the Company entered into the May 2024 Placement Agency Agreement. The May 2024 Placement Agency Agreement contains a negative covenant which restricts the Company’s ability to enter into certain equity sales of its securities for a period of time after the closing of the May 2024 Offering without the prior consent of Craig-Hallum (the “Negative Covenant”).

On October 29, 2024, in connection with entering into the October 2024 Offering, the Company and Craig-Hallum entered into a waiver of the Negative Covenant, which permitted the Company to proceed with the October 2024 Offering.

Reverse Stock Splits

March 2025 Reverse Split

On September 30, 2024, the Company held its annual shareholders’ meeting where its stockholders approved a proposal to grant the Company’s Board of Directors discretionary authority for twelve months to amend the Company’s Certificate of Incorporation to authorize a reverse stock split in the range from one-for-five to one-for-fifty. The Company’s Board of Directors determined on March 3, 2025, that the split ratio would be one-for-fifty shares.

The March 2025 Reverse Split was effected as of 12:01 a.m. Eastern Time on March 14, 2025 and combined each fifty shares of the Company’s outstanding common stock into one share of common stock, without any change in the par value per share.

June 2025 Reverse Split

On May 22, 2025, the Company held its annual shareholders’ meeting where its stockholders approved a proposal to grant the Company’s Board of Directors discretionary authority for twelve months to amend the Company’s Certificate of Incorporation to authorize a reverse stock split in the range from one-for-five to one-for-fifty. The Company’s Board of Directors determined on May 27, 2025 that the split ratio would be one-for-fifteen shares.

The June 2025 Reverse Split was effected as of 12:01 a.m. Eastern Time on June 2, 2025 and combined each fifteen shares of the Company’s outstanding common stock into one share of common stock, without any change in the par value per share.

Moreover, each of the 2025 Reverse Splits correspondingly adjusted: (i) the per share exercise price and the number of shares issuable upon the exercise of all outstanding options; and (ii) the number of shares underlying any of our outstanding warrants by adjusting the conversion ratio for each instrument and increasing the applicable exercise price or conversion price in accordance with the terms of each instrument and based on the reverse stock split ratio. No fractional shares were issued in connection with the 2025 Reverse Splits. Any fractional shares resulting from the 2025 Reverse Splits were rounded up to the nearest whole share. In addition, each of the 2025 Reverse Splits triggered an exercise price reset mechanism (“Price Reset Mechanism”) contained in certain warrants which resulted in the number of shares and exercise price of such warrants being further adjusted, as described in more detail above.

Product Research and Development

We anticipate spending approximately $700,000 for product research and development activities during the next twelve months. We plan to focus these activities on the further development and commercialization of our Therapeutic DNA Production services, including without limitation, research and development activities relating to our LineaDNA platform.

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters entered into during January, 2023, in lieu of a security deposit, we provided a standby letter of credit of $750,000. The letter of credit is effective through January 2026.

Inflation

The effect of inflation on our revenue and operating results was not significant during the fiscal years ended September 30, 2025 and 2024.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-36 following the Exhibit Index.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, along with the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2025. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as of September 30, 2025. The material weakness is further described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the review of our consolidated financial statements for the fiscal year ended September 30, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the fiscal year ended September 30, 2025, the material weakness related to the controls around the preparation and review of the inputs utilized in fair value calculations, specifically as it related to warrant modifications. Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our consolidated financial statements for any prior interim period. We also developed a remediation plan for this material weakness which is described below.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2025. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to the material weakness disclosed above.

Changes in Internal Control over Financial Reporting

Other than the plan discussed above under “Remediation of Material Weakness,” there were no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ages of the directors and executive officers are shown as of December 15, 2025.

Name	Ages	Position
Clay Shorrock	42	Chief Executive Officer and President

Beth Jantzen	48	Chief Financial Officer

Patrick Horsman	46	Chief Investment Officer

Joshua Kruger	34	Chairman of the Board of Directors

Robert B. Catell	88	Director

Joseph D. Ceccoli	62	Director

Yacov A. Shamash	75	Director

Elizabeth M. Schmalz Shaheen	74	Director

Judith Murrah	67	Director

Set forth below is biographical information with respect to the aforementioned individuals.

Executive Officers

Clay Shorrock has served as our Chief Executive Officer and President since September 2025 and our Chief Legal Officer and Executive Director of Business Development since April 2021, and as the President of LineaRx since December 2024. In his previous roles with the Company, Mr. Shorrock led the Company’s legal, regulatory, risk mitigation, intellectual property and business development functions and was instrumental in the development of the Company’s LineaDNA and LineaIVT platforms. Mr. Shorrock previously served as general and intellectual property counsel to the Company from November 2016 through April 2019. Prior to rejoining the Company in April 2021, Mr. Shorrock was a member of the intellectual property groups of Florida-based Lowndes, Drosdick, Doster, Kantor & Reed, P.A. from February 2020 until April 2021 and Allen, Dyer, Doppelt & Gilchrist, P.A. from May 2019 until January 2020. Earlier in his career Mr. Shorrock was an associate at several New Jersey-based law firms where he focused on intellectual property and complex commercial transactions. Mr. Shorrock holds a B.A. in Biology from Franklin and Marshall College and a J.D. with a concentration in intellectual property from Seton Hall University Law School.

Beth Jantzen has been our Chief Financial Officer since February 15, 2015. Ms. Jantzen held the position of Controller from May 2013 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Jantzen was a senior manager at Marcum LLP, formerly our independent registered accounting firm, from January 2000 until May 2013, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance. Ms. Jantzen holds a B.S. in Accounting from the State University of New York at Binghamton and is also a Certified Public Accountant (CPA).

Directors

Joshua Kruger has been the Chairman of the Board since November 6, 2025. Mr. Kruger served as Head of Trading & Portfolio Manager at DNA Asset Management (October 2024 until September 2025), where he directed a multi-strategy liquid token portfolio integrating systematic regime models, discretionary thematic allocations, and market-neutral positioning. Prior, he was Partner & Head of Trading at Coral Capital (January 2022 until October 2024), managing over $100M in AUM across DeFi market neutral and venture strategies before the firm’s acquisition by DNA in 2024. A recognized expert in protocol economics, he served as Lead Architect for Tokenomics & Game Theory at Tea Protocol (January 2023 until December 2023), working alongside Max Howell to optimize decentralized open-source contribution networks through sophisticated protocol incentive design. His entrepreneurial journey in digital assets began with co-founding OnChain Alpha (December 2020 until January 2022), a hedge fund focused on delta-neutral DeFi opportunities that was acquired by Coral Capital in 2022, and Kruger Pasch Capital (January 2017 until March 2018), which pioneered algorithmic funding strategies denominated in Bitcoin. In parallel with his work in digital assets, Kruger founded and supports a growing network of public charter schools in Puerto Rico that provide rigorous college preparatory education and expanded opportunity to underserved communities. He holds a B.S. in Computer Science with a specialization in Cybersecurity from Texas A&M University, combining deep technical expertise with quantitative finance acumen to navigate the evolving digital asset landscape. The Board of Directors believe that Mr. Kruger’s extensive executive-level management experience in the DeFi market, including as a partner and head of trading at other companies within the DeFi market, qualifies him to serve as our Chairman.

Judith Murrah was the Chairperson of the Board from June 2025 until November 5, 2025. On November 6, 2025, Mr. Kruger became the Chairman of the Board and Ms. Murrah remains as a Director. From June 2025 until September 2025, she served as our Chief Executive Officer and President, our Chief Operating Officer from December 2024, our Chief Operating Officer from January 2021, our Chief Information Officer from June 2013 and our Secretary since December 2017. Ms. Murrah also served as our Strategic Transition Advisor from September to October 24, 2025. Ms. Murrah was responsible for our operations functions including production, quality, information technology and security, marketing, development of key customer and partner relationships, and field operations. Ms. Murrah was previously the Senior Director of Information Technology at Motorola Solutions, which had acquired her former firm, Symbol Technologies. Her role at Motorola Solutions included overseeing the global IT program management office, financial and supplier operations and quality assurance. At Symbol Technologies, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT. Ms. Murrah holds an M BA from Harvard Business School, and a B.S. in Industrial Engineering from the University of Rhode Island. She is an inventor on 14 U.S. patents. Ms. Murrah is active in Long Island’s business and academic community. She has co-founded and volunteers with non-profits engaging students in science, technology, engineering, and math disciplines. She serves on the boards of the Middle Country (N.Y.) Library Foundation, the Tesla Science Center at Wardenclyffe, and Stony Brook University’s Center for Corporate Education. Ms. Murrah was named to the Top 50 Women of Long Island Hall of Fame in 2023 and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology. The Board of Directors believe that Ms. Murrah’s vast knowledge of the Company, as well as her extensive executive-level experience qualifies her to serve as one of our directors.

Yacov A. Shamash has been a member of the Board since March 2006. Dr. Shamash is a Professor of Electrical and Computer Engineering at Stony Brook, a position he has held since 1992. From 1992 to 2015, he was the Dean of Engineering and Applied Sciences, and from 1995 to 2004, Dr. Shamash was also the Dean of the Harriman School for Management and Policy at Stony Brook. He served as Vice President for Economic Development at Stony Brook from 2001 to 2019. He was founder of the New York State Center for Excellence in Wireless and Information Technology, and the New York State Center for Excellence in Advanced Energy Research, at Stony Brook. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash serves on the board of directors of public companies Comtech Telecommunications Corp. and Keytronic Corp. He is on the boards of several not for profit organizations: the Long Island First Robotics and Listnet. Dr. Shamash holds a Ph.D. degree in Electrical Engineering from the Imperial College of Science and Technology in London, England. Dr. Shamash encounters leaders of businesses large and small, regional and global in their reach, on a daily basis and, as a member of our Board, Dr. Shamash has played an integral role in our business development by providing the highest-level introductions to customers, channels to market and to the media. Dr. Shamash also brings to our Board his valuable experience gained from serving as a director at other private and public companies.

Robert B. Catell has been a member of the Board since October 2016. Mr. Catell serves as Chairman of the Advanced Energy Research and Technology Center (AERTC) at Stony Brook and the National Offshore Wind Research and Development Consortium (NOWRDC). He also serves on the board of several business and not-for-profit organizations, including Long Island Association (LIA), A+ Technology & Security Solutions, Inc., ThermoLift Inc., and Utility Technology Solutions (UTS). Mr. Catell was formerly Chairman and CEO of KeySpan Corporation and KeySpan Delivery (formerly Brooklyn Union Gas), Chairman of National Grid, U.S. and Deputy Chairman of National Grid plc, upon National Grid’s acquisition of KeySpan, and has served on numerous boards including New York State Energy Research & Development Authority (NYSERDA.) Mr. Catell chaired the New York State Business Council from 2002 to 2003 and the Brooklyn Chamber of Commerce from 1994 to 1995. Mr. Catell holds both a Master’s and a Bachelor’s degree in Mechanical Engineering from City College of New York and is a registered Professional Engineer. He has attended Columbia University’s Executive Development Program, and the Advanced Management Program at the Harvard Business School. The Board of Directors believe that Mr. Catell’s extensive executive-level management experience, including as a director at other private and public companies and within regulated and technical industries, qualifies him to serve as one of our directors.

Joseph D. Ceccoli has been a member of the Board since December 2014. Since 2010, Mr. Ceccoli has been the Founder, President and CEO of Biocogent, LLC (“Biocogent”), a bioscience company located at the Stony Brook Long Island High Technology Incubator. Biocogent is focused on the invention, development and commercialization of skin-active molecules and treatment products used in regulated (over-the-counter/med-care), personal care and consumer products. Prior to starting Biocogent, Mr. Ceccoli was Global Director of Operations for BASF Corporation, a global Fortune 100 company and the world’s largest global chemical company, where he was responsible for the integration, operations and growth of domestic and overseas business units from 2007 to 2008. Prior to BASF, Mr. Ceccoli was a General Manager for Engelhard Corporation, a U.S.-based Fortune 500 company and chief operating officer of Long Island-based The Collaborative Group from 2004 to 2007. Mr. Ceccoli holds a Bachelor of Science degree in Biotechnology from Rochester Institute of Technology and advanced professional training in various pharmaceutical sciences, emulsion chemistry, engineering and management disciplines. He is a member of numerous professional organizations such as the American Chemical Society and the Society of Cosmetic Chemists. Mr. Ceccoli has authored and co-authored 16 technical papers that have appeared in peer reviewed and industry specific journals and magazines and is inventor on 16 patents. The Board of Directors believes that Mr. Ceccoli’s experience across the bioscience and chemical markets, including in global and U.S.-based operations and management, enriches our Board of Directors. Mr. Ceccoli’s experience as an executive officer and director of several bioscience and chemical companies and organizations led the Board of Directors to conclude that he should serve as a director of the Company.

Elizabeth M. Schmalz Shaheen has been a member of the Board since June 2017. She has served as President of American Flavors & Fragrances LLC, a fragrance company, since 2003. Ms. Schmalz Shaheen also serves as President of her own consulting firm, Betsy Schmalz & Associates. She served as Senior Vice President of Corporate Product Development at Estée Lauder. Ms. Schmalz Shaheen’s responsibilities included overseeing product development for some of the company’s most prominent brands. Subsequently, she was Executive Vice President of Product Development at Bath and Body Works and Victoria’s Secret for The Limited. Ms. Schmalz Shaheen started her senior management career at Revlon with responsibility for new product development for brands including Borghese, Ultima II and Prestige fragrances. She is an active member of Cosmetic Executive Women. She earned a bachelor’s degree in psychology from Georgian Court University and serves on their Board of Trustees. Ms. Schmalz Shaheen’s track record of accomplishments as a strategist and products leader within the cosmetics and personal care industries led the Board of Directors to conclude she should serve as a director of the Company.

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

We have established procedures to ensure that suspected violations of the Code of Business Conduct and Ethics may be reported anonymously. A current copy of our Code of Business Conduct and Ethics is available on our website at https://investors.adnas.com/corporate-governance/governance-documents. A copy may also be obtained, free of charge, from us upon a request directed to BNB Plus Corp., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Business Conduct and Ethics granted to directors and officers by posting such information on our websites available at https://investors.adnas.com/ and https://www.bnb.plus/ and/or in our public filings with the SEC.

Insider Trading Policy

We have adopted an insider trading policy applicable to our employees, officers, directors and consultants, which we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards.

Hedging Policy

Our Board has not adopted a hedging policy with respect to transactions by our directors, officers and employees that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended or vacated.

Board Committees

The Board of Directors maintains three committees: the audit committee, compensation committee and the nominating committee.

Audit Committee

Messrs. Catell, Ceccoli, and Shamash (Chairperson) served on the audit committee during the fiscal year ended September 30, 2025 and continue to serve on the audit committee. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Dr. Shamash is an “audit committee financial expert” as defined in the Exchange Act. During fiscal 2025, the audit committee held four formal meetings.

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

Compensation Committee

Messrs. Ceccoli and Shamash (Chairperson) and Ms. Schmalz Shaheen served on the compensation committee during the fiscal year ended September 30, 2025 and continue to serve on the compensation committee. The Board of Directors has determined that each member of the compensation committee is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the director independence standards of the SEC for compensation committee members, including Rule 10C-1 under the Exchange Act. The compensation committee reviews and approves salaries and bonuses for all officers, reviews and approves non-employee directors’ compensation, administers options outstanding under our stock incentive plan, provides advice and carries out the responsibilities required by SEC rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers. The compensation committee also considers other general industry information and trends if available. During fiscal 2025, the compensation committee held two formal meetings.

Nominating Committee

Messrs. Shamash (Chairperson) and Simon and Ms. Schmalz Shaheen served on the nominating committee during the fiscal year ended September 30, 2025. Mr. Simon retired from the Board and the nominating committee, effective September 29, 2025. Ms. Shaheen and Mr. Shamash continue to serve on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

The nominating committee is responsible for, among other things: reviewing the Board of Directors’ composition, procedures and committees, and making recommendations on these matters to the Board of Directors; and reviewing, soliciting and making recommendations to the Board of Directors and stockholders with respect to candidates for election to the Board of Directors. During fiscal 2025, the nominating committee held one formal meeting.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Overview

The Compensation Committee has overall responsibility for approving and evaluating the compensation arrangements for our named executive officers. Our named executive officers for fiscal 2025 are:

●	Dr. James Hayward, who served as our Chairman and Chief Executive Officer through June 18, 2025;
●	Judith Murrah, who served as our President, Chief Operating Officer and our Chief Information Officer through June 18, 2025 and then our Chairperson and Chief Executive Officer from June 18, 2025 through September 29, 2025;
●	Clay Shorrock, our Chief Legal Officer, Executive Director of Business Development and President of LineaRx, and then our Chief Executive Officer and President from September 29, 2025; and
●	Beth Jantzen, our Chief Financial Officer.

Our Chief Executive Officer may provide recommendations to the Compensation Committee with respect to the compensation of the named executive officers other than for the Chief Executive Officer. However, the Compensation Committee is free to make decisions that are contrary to the Chief Executive Officer’s recommendations.

On June 18, 2025, Dr. Hayward resigned as the Chairman and CEO and Judith Murrah was appointed Chairperson and CEO of the Company. On September 29, 2025, Ms. Murrah resigned as CEO and President of the Company and Clay Shorrock was appointed CEO and President of the Company.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2025 and 2024.

			All Other
		Salary	Compensation		Total
Name and Principal Position	Year	($)	($)		($)
James A. Hayward	2025	309,615	463,846	(1)	773,461
Former Chairman, President and CEO(2)(3)	2024	369,623	18,000		387,623

Beth M. Jantzen	2025	365,385	—		365,385
CFO	2024	300,000	—		300,000

Judith Murrah	2025	354,654	400,000	(4)	754,654
Director; Former President and CEO, Chairperson, CIO, COO(2)(3)(4)	2024	292,055	—		292,055

Clay Shorrock(2)(4)	2025	368,654	—		368,654
President and CEO; Former CLO, Executive Director of Business Development	2024	300,000	—		300,000
(1)	Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward of $13,486 and $450,000 owed to Dr. Hayward from his separation agreement.
(2)	On December 13, 2024, Dr. Hayward stepped down as President of the Company and Ms. Murrah was appointed President of the Company. Also, on December 13, 2024, Mr. Shorrock was named President of LRx.
(3)	On June 18, 2025 Dr. Hayward stepped down as CEO and Chairman on the Board and Ms. Murrah was appointed Chairperson of the Board and CEO.
(4)	On September 29, 2025 Ms. Murrah stepped down as CEO and President and Clay Shorrock was appointed as CEO and President. Included in all other compensation is the full $400,000 owed to Ms. Murrah from her transition and separation agreement.

Base Salary

Except as described below under “Employment Agreements,” the annual base salaries for our named executive officers during fiscal 2025 were as follows: Dr. Hayward, $450,000, Ms. Jantzen, $385,000 ($300,000 until December 7, 2024), Ms. Murrah, $400,000 ($325,000 until November 25, 2024) and Mr. Shorrock, $385,000 ($300,000 until November 2024). Effective as of January 18, 2025, Dr. Hayward reduced his annual base salary to $400,000, in response to the cash position of the Company. This voluntary reduction was effective until Dr. Hayward retired as CEO and Chairman of the Board on June 18, 2025. In conjunction with Dr. Hayward’s retirement, Ms. Murrah was named the CEO and Chairperson of the Board, effective June 18, 2025. Effective June 30, 2025, Ms. Murrah voluntarily agreed to a 15% temporary reduction in her annual base salary in connection with the Company’s efforts to reduce its ongoing operating expenses. This voluntary reduction was effective until Ms. Murrah retired as President and CEO on September 29, 2025.

Employment Agreements

On September 28, 2025, the Board approved new Employment Agreements (together, the “Employment Agreements”) with Mr. Shorrock and Ms. Jantzen. The Employment Agreements provide that Mr. Shorrock will be appointed as Chief Executive Officer and President and Ms. Jantzen will continue to serve in her role as Chief Financial Officer of the Company. The terms of the Employment Agreements began on September 29, 2025 and Mr. Shorrock and Ms. Jantzen will each hold office until the election and qualification of a successor or until either individual’s earlier death, resignation or removal.

Pursuant to the Employment Agreements, Mr. Shorrock’s and Ms. Jantzen’s annual base salary will each be $400,000. In October 2025, Mr. Shorrock was paid a one-time cash bonus of $175,000 and Ms. Jantzen was paid a one-time cash bonus of $150,000. Mr. Shorrock and Ms. Jantzen will both receive stock options to purchase shares of common stock with a grant-date fair market value of $200,000 which will vest quarterly over one year. 84,334 options were granted both Mr. Shorrock and Ms. Jantzen on December 15, 2025 at an exercise price of $2.52. Mr. Shorrock and Ms. Jantzen will each be eligible for a performance bonus in the event the Company enters into a strategic transaction (such as, but not limited to a merger, sale or licensing of all or substantially all of the Company assets that existed prior to September 17, 2025), or a restructuring, equal to 5.0% of the net proceeds of the strategic transaction or net absolute cash retained at the time of the restructuring. The Board, acting in its discretion, may grant cash or equity/options/restricted stock units to Mr. Shorrock and Ms. Jantzen for achieving or progressing stated company goals.

The Employment Agreements also provide that upon termination without Cause (as defined in the Employment Agreements) or resignation for Good Reason (as defined in the Employment Agreements), Mr. Shorrock and Ms. Jantzen will each be entitled to $400,000 or their then current annual base salary, together with all Accrued Benefits (as defined in the Employment Agreements). Upon a Change in Control (as defined in the Employment Agreements) or termination due to death or disability, Mr. Shorrock and Ms. Jantzen will each generally be entitled to receive the same payments and benefits they each would have received if their employment had been terminated by the Company without Cause (as described in the preceding paragraph), other than salary continuation payments.

Separation Agreement with Dr. James A. Hayward

On June 16, 2025, Dr. James A. Hayward informed the Company of his intention to retire from the Company and that he would step down from his positions as Chief Executive Officer, member of the Board and Chairman of the Board effective June 18, 2025. Dr. Hayward’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

In connection with Dr. Hayward’s retirement, Dr. Hayward and the Company entered into a separation agreement dated June 16, 2025 (the “Hayward Separation Agreement”), pursuant to which the Company shall pay to Dr. Hayward, contingent upon his compliance with the terms of the Hayward Separation Agreement, the total gross amount of $450,000 to be paid over a period of eight months from the date of first payment, with the first installment being paid on or before July 15, 2025. The Hayward Separation Agreement also provides for a customary general release of claims in favor of the Company and customary post-employment covenants, including with respect to confidentiality and non-disparagement. As of December 15, 2025, $225,000 remains to be paid to Dr. Hayward under the Hayward Separation Agreement.

Separation Agreement with Judith Murrah

On June 17, 2025, the Board elected Judith Murrah, the Company’s then current President, as Chief Executive Officer and as Chairperson and a member of the Board effective June 18, 2025.

On September 28, 2025, Judith Murrah informed the Company of her intention to step down from her positions as the Company’s Chief Executive Officer and President effective September 29, 2025. As described below, Ms. Murrah’s title was Strategic Transition Advisor and she remained as Chairperson of the Board until November 6, 2025. Ms. Murrah’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. Ms. Murrah continues to serve as a director.

In connection with Ms. Murrah’s resignation as President and CEO, Ms. Murrah and the Company entered into a separation agreement dated September 29, 2025 (the “Murrah Separation Agreement”), pursuant to which during a transition period commencing on the date of the Murrah Separation Agreement and ending 20 business days thereafter (the “Separation Date”), Ms. Murrah’s title was Strategic Transition Advisor and she was to remain as Chairperson of the Board until a new Chairperson was duly confirmed by the Nominating Committee of the Board and thereafter as a member of the Board. The Company paid to Ms. Murrah, contingent upon her compliance with the terms of the Murrah Separation Agreement, a rate of $340,000 per annum commencing on the effective date of her separation and ending on the Separation Date. The Murrah Separation Agreement also provides that the Company was to pay to Ms. Murrah, contingent upon her compliance with the terms of the Murrah Separation Agreement, a total gross amount of $400,000 to be paid in a lump sum on or before November 17, 2025. The Murrah Separation Agreement also provides for a customary general release of claims in favor of the Company and customary post-employment covenants, including with respect to confidentiality and non-disparagement.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards held by our named executive officers as of September 30, 2025, the last day of fiscal 2025.

	Option Awards				Stock Awards
					Number of	Market Value
	Number of	Number of			Shares or	of Shares
	Securities	Securities			Units of Stock	or Units of
	Underlying	Underlying	Option		That Have	Stock That
	Unexercised	Unexercised	Exercise	Option	Not Yet	Have Not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable(1)	Unexercisable(2)	($)	Date	(#)	($)
Beth M. Jantzen
	1	—	1,794,000.00	12/21/2025	—	—
	2	—	1,230,000.00	12/20/2026	—	—
	1	—	714,000.00	08/29/2028	—	—
	1	—	125,400.00	06/02/2030	—	—
	1	—	113,100.00	10/18/2030	—	—
	4	—	83,700.00	10/31/2031	—	—
	8	5	16,200.00	3/23/2033	—	—
Judith Murrah
	1	—	1,794,000.00	12/21/2025	—	—
	2	—	1,230,000.00	12/20/2026	—	—
	1	—	714,000.00	08/29/2028	—	—
	1	—	125,400.00	06/02/2030	—	—
	1	—	113,100.00	10/18/2030	—	—
	5	—	83,700.00	10/31/2031	—	—
	8	4	16,200.00	3/23/2033	—	—
Clay Shorrock
	4	—	83,700.00	10/31/2031	—	—
	8	5	16,200.00	3/23/2033	—	—
James Hayward	—	—	—	—	—	—
(1)	All Option grants reflected in this column are fully vested and exercisable.
(2)

Each of the Option grants made in fiscal 2023 vest in equal 25% installments on each of the first four anniversaries of the date of grant (i.e., March 23rd of each of 2024, 2025, 2026 and 2027), subject to the relevant named executive officer’s continued employment with the Company through each applicable vesting date.

Director Compensation: Fiscal 2025

On September 28, 2025, the Board approved compensation for each independent Board member consisting of cash compensation of $100,000 and 22,511 RSUs, both of which were granted during October 2025. The RSUs vest 90 days from the date of grant and had a fair market value on the date of grant of $80,364. As a non-independent Board member Ms. Murrah did not receive any compensation for her service as a Director for fiscal 2025. Please refer to the “Summary Compensation Table” above for compensation earned by Ms. Murrah during fiscal 2025.

	Fees earned or	Total
Name	paid in cash	($)
Sanford R. Simon(1)	100,000	100,000
Yacov A. Shamash	100,000	100,000
Joseph D. Ceccoli	100,000	100,000
Robert C. Catell	100,000	100,000
Elizabeth M. Schmalz Shaheen	100,000	100,000
(1)	Mr. Simon retired from the Board and the nominating committee, effective September 29, 2025

Policies and Practices for Granting Certain Equity Awards

The Company did not grant equity awards to any executive officer or Board member during fiscal year 2025 due to the small number of shares available under the current compensation plan. The Compensation Committee and the Board have a historical practice of not granting equity awards to executive officers during closed quarterly trading windows as determined under the Company’s Insider Trading Policy. Annual grants of equity awards, which historically have included stock options, are typically made to the Corporation’s executive officers, including named executive officers, during the open-trading-window period of the fiscal quarter in which they are awarded. Consequently, the Company has not granted, and does not expect to grant, any equity awards to any named executive officers during the period commencing four business days prior to and ending one business day following the filing with the SEC of any Company report on Forms 10-K, 10-Q or 8-K that discloses material non-public information about the Company. The Compensation Committee and the Board do not take material non-public information into account when determining the timing of equity awards, and the Company has not timed the disclosure of material non-public information in order to affect the value of executive compensation.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Available
for Future
Issuance
	Number of		Under Equity
	Securities to be	Weighted	Compensation
	Issued upon	Average	Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected in the
	Warrants	Warrants	first
Plan Category	and Rights	and Rights	Column)
Equity compensation plans approved by security holders
BNB Plus Corp. 2005 Incentive Stock Plan, as amended	233	$61,463.50	44
BNB Plus Corp. 2020 Incentive Plan	1,940	3,018.00	5,328
Equity compensation plans not approved by security holders	—	—	—
TOTAL	2,173	$64,481.50	5,372

The following table sets forth certain information regarding the shares of our Common Stock beneficially owned as of December 15, 2025, by (i) each person, or group of affiliated persons, who is known to us to beneficially own 5% or more of the outstanding Common Stock, (ii) each of our named executive officers and current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.

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

We have based our calculation of the percentage of beneficial ownership on 4,365,541 shares of our Common Stock outstanding as of December 15, 2025. We have deemed shares of Common Stock subject to stock options or warrants that are currently exercisable or exercisable within 60 days of December 15, 2025 to be outstanding and to be beneficially owned by the person holding the stock option or warrant, as applicable, for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o 50 Health Sciences Drive, Stony Brook, New York 11790. The information in the table below is based solely on a review of Schedules 13D and 13G and information provided by certain investors as well as the Company’s knowledge of holdings with respect to its employees and directors.

		Number of Shares		Percentage
	Title of Class	Owned(1)		of Class
Named Executive Officers and Directors:
Joshua Kruger	Common Stock	150,606	(2)	3.40%
Yacov A. Shamash	Common Stock	22,524	(3)	*
Joseph D. Ceccoli	Common Stock	22,523	(4)	*
Robert B. Catell	Common Stock	22,523	(5)	*
Elizabeth Schmalz Shaheen	Common Stock	22,523	(6)	*
Beth M. Jantzen	Common Stock	18,702	(7)	*
Judith Murrah	Common Stock	18,703	(8)	*
Clay Shorrock	Common Stock	18,701	(9)	*
James Hayward	Common Stock	9	(12)	*
All directors and officers as a group (8 persons)	Common Stock	296,805	(10)	6.68%
5% Stockholder:
Intracoastal Capital LLC	Common Stock	435,517	(11)	9.99%
*	indicates less than one percent
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).
(2)	Includes 75,303 shares of common stock and 75,303 shares underlying currently exercisable warrants.
(3)	Includes 1 share of common stock, 12 shares underlying currently exercisable options and 22,511 shares underlying RSUs that vest on January 15, 2026.
(4)	Includes 1 share of common stock, 11 shares underlying currently exercisable options and 22,511 shares underlying RSUs that vest on January 15, 2026.
(5)	Includes 1 share of common stock, 8,339 shares underlying currently exercisable options and 22,511 shares underlying RSUs that vest on January 15, 2026.

(6)	Includes 1 share of common stock, 8,334 shares underlying currently exercisable options and 22,511 shares underlying RSUs that vest on January 15, 2026.
(7)	Includes 3 shares of common stock, 8 shares underlying currently exercisable options and 18,691 shares underlying RSUs that vest on January 15, 2026. Excludes 3 shares underlying options that were granted on March 23, 2023 and vest 25% per year commencing on the first anniversary of grant date. Also excludes 84,388 options to that were granted on December 15, 2025 with a grant date fair value of $200,000 that, vest in equal quarterly installments over a twelve-month period.
(8)	Includes 3 shares of common stock, 9 shares underlying currently exercisable options and 18,691 shares underlying RSUs that vest on January 15, 2026.
(9)	Includes 4 shares of common stock, 6 shares underlying currently exercisable options and 18,691 shares underlying RSUs that vest on January 15, 2026. Excludes 3 shares underlying options that were granted on March 23, 2023 and vest 25% per year commencing on the first anniversary of grant date. Also excludes 84,388 options granted on December 15, 2025 with a grant date fair value of $200,000 that, vest in equal quarterly installments over a twelve-month period.
(10)	Includes 75,317 shares of common stock, 68 shares underlying currently exercisable options and 75,303 shares underlying currently exercisable warrants and 146,117 shares underlying RSUs that vest on January 15, 2026.
(11)	The securities are directly held as of September 5, 2025, by Intracoastal Capital LLC, a Delaware limited liability company (“Intracoastal”), and may be deemed to be beneficially owned by each of Mitchell P. Koplin and Daniel B. Asher. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 1011 Lake Street, Suite 311, Oak Park, Illinois 60301. Consists of 435,517 shares of Common Stock issuable upon exercise of a warrant held by Intracoastal (“Intracoastal Warrant 1”). Intracoastal Warrant 1 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 1 to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the outstanding Common Stock, Does not include (i) 250 shares of Common Stock issuable upon exercise of a second warrant held by Intracoastal (“Intracoastal Warrant 2”) because Intracoastal Warrant 2 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 2 to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the outstanding Common Stock, (ii) 150,602 Shares issuable upon exercise of Series E-1 Warrants sold in the Cash Private Placement because such Series E-1 Warrants are subject to a 4.99% ownership blocker and (iv) 150,602 Shares issuable upon exercise of Cash Pre-Funded Warrants sold in the Cash Private Placement because such Cash Pre-Funded Warrants are subject to a 9.99% ownership blocker.
(12)	Dr. Hayward served as our Chief Executive Officer, director and Chairman until June 18, 2025.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Reviewing Transactions with Related Persons

Our audit committee reviews and, when appropriate, approves any relationships or transactions in which our company and our executive officers, directors, beneficial owners of more than 5% of our capital stock, and any members of the immediate family of any of the foregoing persons (a “related party”) are participants. Any request for us to enter into a transaction with a related party in which the related party would have a direct or indirect interest is identified by management and must be presented to our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances of the transaction available to it, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party or to employees under the same or similar circumstances, and the extent of the related party’s interest in the transaction. In determining whether to approve or reject a related person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in or is not inconsistent with, our best interests and those of our stockholders, as our audit committee determines in good faith.

Director Independence

The Board of Directors has determined that at all times during the fiscal year ended September 30, 2025, each of our directors other than Dr. Hayward and Ms. Murrah — consisting of Robert B. Catell, Joseph D. Ceccoli, Yacov A. Shamash, Sanford R. Simon (resigned effective September 29, 2025), and Elizabeth M. Schmalz Shaheen — are and were “independent” as defined by the listing standards of Nasdaq, constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director. Joshua Kruger, who was appointed as Chairman of the Board on November 6, 2025 was deemed to not be independent, as he is one of the members of Cypress Management LLC, which together with its affiliates provides services to the Company for compensation of approximately $720,000 on an annual basis. Also, Mr. Kruger was a purchaser in the Private Placement.

Chief Investment Officer

On October 1, 2025, we appointed Patrick Horsman, a principal of the Services Provider, as the Chief Investment Officer of the Company. Mr. Horsman receives monthly compensation of $29,167 for serving as the Company’s Chief Investment Officer but is not an executive officer of the Company. Mr. Horsman is a principal of the Patrick Horsman IRA Investment Trust, which was a purchaser in the Private Placement. Mr. Horsman is also a member of Cypress Management LLC, which together with its affiliates provides services to the Company for compensation of approximately $720,000 on an annual basis.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2025 and 2024 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. For the fiscal year ended September 30, 2025 our auditor is CBIZ CPAs P.C. and for the fiscal year ended September 30, 2024 our auditor was Marcum LLP.

	Fiscal year ended	Fiscal year ended
	September 30,	September 30,
	2025	2024
(i) Audit Fees	$371,677	$460,204
(ii) Audit-Related Fees	—	—
(iii) Tax Fees	44,256	50,985
(iv) All Other Fees	—	—
Total Fees	$415,933	$511,189

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

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the chairman of our audit committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification. During the fiscal years ended September 30, 2025 and 2024, all services performed by CBIZ CPAs P.C. were pre-approved by our audit committee in accordance with these policies and applicable SEC regulations.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements

Our consolidated financial statements at September 30, 2025 and 2024 and for the years ended September 30, 2025 and 2024, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

BNB PLUS CORP.

Date: December 19, 2025		/s/ Clay Shorrock
	By:	Clay Shorrock
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CLAY SHORROCK	President and Chief Executive Officer (Principal Executive Officer)	December 19, 2025
Clay Shorrock

/s/ BETH M. JANTZEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 19, 2025
Beth M. Jantzen

/s/ ROBERT B. CATELL	Director	December 19, 2025
Robert B. Catell

/s/ JOSEPH D. CECCOLI	Director	December 19, 2025
Joseph D. Ceccoli

/s/ YACOV A. SHAMASH	Director	December 19, 2025
Yacov A. Shamash

/s/ JOSHUA KRUGER	Chairman of the Board of Directors and Director	December 19, 2025
Joshua Kruger

/s/ JUDITH MURRAH	Director	December 19, 2025
Judy Murrah

/s/ ELIZABETH M. SCHMALZ SHAHEEN	Director	December 19, 2025
Elizabeth M. Schmalz Shaheen

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean BNB Plus Corp., a Delaware corporation.

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Eighth Certificate of Amendment, effective June 2, 2025	S-8	3.1	333-2889380	07/25/2025
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-Laws, effective November 7, 2024.	S-1	3.2	333-283315	11/19/2024
4.1	Description of Securities	10-K	4.1	001-36745	12/9/2021
4.2	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	001-36745	2/23/2022
4.3	Form of Common Stock Purchase Warrant	8-K	4.2	001-36745	2/23/2022
4.4	Form of Series A Warrant	8-K	4.1	001-36745	8/9/2022
4.5	Form of Series B Warrant	8-K	4.2	001-36745	8/9/2022
4.6	Form of Prefunded Warrant	8-K	4.3	001-36745	8/9/2022
4.7	Form of Pre-Funded Warrant.	8-K	4.1	001-36745	02/01/2024
4.8	Form of Private Common Warrant.	8-K	4.2	001-36745	02/01/2024
4.9	Form of Pre-Funded Warrant	8-K	4.4	001-36745	05/29/2024
4.10	Form of Series A Warrant	8-K	4.2	001-36745	05/29/2024
4.11	Form of Series B Warrant	8-K	4.3	001-36745	05/29/2024
4.12	Form of Placement Agent Warrant	8-K	4.1	001-36745	05/29/2024
4.13	Form of Pre-Funded Warrant	8-K	4.1	001-36745	10/30/2024
4.14	Form of Series C Common Stock Purchase Warrant	8-K	4.2	001-36745	10/30/2024
4.15	Form of Series D Common Stock Purchase Warrant	8-K	4.3	001-36745	10/30/2024
4.16	Form of Placement Agent Warrant	8-K	4.4	001-36745	10/30/2024
4.17	Form of Prefunded Warrant	8-K	4.1	001-36745	10/01/2025
4.18	Form of Common Warrant	8-K	4.2	001-36745	10/01/2025
4.19	Form of Cryptocurrency Prefunded Warrant	8-K	4.3	001-36745	10/01/2025
4.20	Form of Cryptocurrency Common Warrant	8-K	4.4	001-36745	10/01/2025
4.21	Form of Advisory Warrant	8-K	4.5	001-36745	10/01/2025
4.22	Form of Placement Agent Warrant	8-K	4.6	001-36745	10/01/2025
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015

10.4†

Conformed version of Applied DNA Sciences, Inc. 2020 Equity Incentive Plan, as most recently amended by the Amendment to the Applied DNA Sciences, Inc. 2020 Equity Incentive Plan, effective May 22, 2025.

		DEF 14A	Appendix C	001-36745	04/15/2025
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.7*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.8+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.9	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.5	001-36745	08/06/2020
10.10	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Office Lease).	8-K	10.1	001-36745	02/28/2023
10.11	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Laboratory Lease).	8-K	10.2	001-36745	02/28/2023
10.12	Lease Renewal Agreement dated January 10, 2024 (Laboratory Lease).	10-Q	10.3	001-36745	02/08/2024
10.13	Form of Purchase Warrant Amendment	8-K	10.1	001-36745	04/19/2024
10.14	Form of Book-Entry Warrant Amendment	8-K	10.2	001-36745	04/19/2024
10.15	Form of Securities Purchase Agreement, dated October 30, 2024, by and between Applied DNA Sciences, Inc. and the parties thereto.	8-K	10.1	001-36745	10/30/2024
10.16	Form of Warrant Amendment	8-K	10.2	001-36745	10/30/2024
10.17	Waiver of Negative Covenant	8-K	10.3	001-36745	10/30/2024
10.18†	Separation Agreement, dated June 16, 2025, by and between Applied DNA Sciences, Inc. and Dr. James A. Hayward.	8-K	10.1	001-36745	06/17/2025
10.19˄	Form of Cash Securities Purchase Agreement, dated as of September 29, 2025, between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.1	001-36745	10/01/2025

10.20 ˄	Form of Cryptocurrency Securities Purchase Agreement, dated as of September 29, 2025, between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.2	001-36745	10/01/2025
10.21	Form of Cash Registration Rights Agreement by and between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.3	001-36745	10/01/2025
10.22	Form of Cryptocurrency Registration Rights Agreement by and between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.4	001-36745	10/01/2025
10.23 ˄	Strategic Digital Asset Services Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Cypress LLC.	8-K	10.5	001-36745	10/01/2025
10.24 ˄	Strategic Advisor Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Cypress Management, LLC.	8-K	10.6	001-36745	10/01/2025
10.25†	Separation Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Judith Murrah.	8-K	10.7	001-36745	10/01/2025
10.26†	Employment Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Clay Shorrock.	8-K	10.8	001-36745	10/01/2025
10.27†	Employment Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Beth Jantzen.	8-K	10.9	001-36745	10/01/2025
14.1	Code of Business Conduct and Ethics.	10-K	14.1	001-36745	12/14/2022
19.1	Insider Trading Policy	10-K	19.1	001-36745	12/17/2024
21.1	Subsidiaries of BNB Plus Corp.					Filed
23.1	Consent of CBIZ CPAs P.C.					Filed
23.2	Consent of Marcum LLP					Filed
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

						Filed
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished
97.1	Clawback Policy	10-K	97.1	001-36745	12/17/2024
101 INS	Inline XBRL Instance Document					Filed
101 SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101 DEF	Inline XBRL Taxonomy ExtensionDefinition Linkbase Document					Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					Filed
†	Indicates a management contract or any compensatory plan, contract or arrangement.
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

˄

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

BNB PLUS CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BNB Plus Corp. (formerly Applied DNA Sciences, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BNB Plus Corp. (formerly Applied DNA Sciences, Inc.) (the “Company”) as of September 30, 2025, the related consolidated statements of operations, equity and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Melville, NY

December 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BNB Plus Corp. (formerly Applied DNA Sciences, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BNB Plus Corp. (formerly Applied DNA Sciences, Inc.) and Subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of operations, equity and cash flows for the year ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the change in accounting for ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”, as discussed in Note C and reflected in Note K. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2025 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2025 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2014 through 2025.

Melville, NY

December 17, 2024, except for Note K, as to which is December 19, 2025

BNB PLUS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND 2024

	September 30,	September 30,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$1,667,800	$5,852,363
Accounts receivable, net of allowance for credit losses of $0 and $75,000 at September 30, 2025 and 2024, respectively	237,400	328,252
Inventories	84,102	432,725
Prepaid expenses and other current assets	242,153	756,185
Current assets of discontinued operations	6,971	678,146
Total current assets	2,238,426	8,047,671

Property and equipment, net	242,720	458,895
Noncurrent assets of discontinued operations	—	94,337

Other assets:
Restricted cash	750,000	750,000
Security deposit	2,977	—
Intangible assets	—	2,698,975
Operating right of use asset	193,249	739,162
Deferred offering costs	1,010,069	—
Total assets	$4,437,441	$12,789,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,258,376	$1,737,366
Operating lease liability, current	193,250	545,912
Deferred revenue	12,285	58,785
Current liabilities of discontinued operations	—	56,061
Total current liabilities	2,463,911	2,398,124

Long term accrued liabilities	31,467	31,467
Deferred revenue, long term	—	194,000
Operating lease liability, long term	—	193,249
Deferred tax liability, net	—	684,115
Warrants classified as a liability	370	320,000
Total liabilities	2,495,748	3,820,955

Commitments and contingencies (Note G)

BNB Plus Corp. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2025 and 2024	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2025 and 2024	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2025 and 2024	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of September 30, 2025 and 2024; 1,662,601 and 13,755 shares issued and outstanding as of September 30, 2025 and 2024, respectively	1,663	14
Additional paid in capital	381,463,459	318,815,358
Accumulated deficit	(379,160,375)	(309,672,755)
BNB Plus Corp., Inc. stockholders’ equity	2,304,747	9,142,617
Noncontrolling interest	(363,054)	(174,532)
Total equity	1,941,693	8,968,085

Total liabilities and equity	$4,437,441	$12,789,040

See the accompanying notes to the consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Fiscal Years Ended September 30,
	2025	2024
Revenues
Product revenues	$1,424,147	$1,074,813
Service revenues	712,788	1,038,677
Total revenues	2,136,935	2,113,490

Cost of product revenues	1,298,028	1,138,650

Gross profit	838,907	974,840

Operating expenses:
Selling, general and administrative	10,868,590	11,049,537
Research and development	6,016,912	3,593,750
Total operating expenses	16,885,502	14,643,287

LOSS FROM OPERATIONS	(16,046,595)	(13,668,447)

Interest income	192,915	120,482
Transaction costs allocated to warrant liabilities	—	(633,198)
Unrealized gain on change in fair value of warrants classified as a liability	319,630	9,430,000
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	—	(394,000)
Loss on issuance of warrants	—	(1,633,767)
Other expense, net	(106,580)	(8,877)

Loss before provision for income taxes	(15,640,630)	(6,787,807)

Income tax provision benefit	684,115	—

Net loss from continuing operations	$(14,956,515)	$(6,787,807)
Net loss from discontinued operations, net of tax	(392,731)	(300,499)

NET LOSS	$(15,349,246)	$(7,088,306)

Less: Net loss attributable to noncontrolling interest	188,522	95,785
NET LOSS attributable to BNB Plus Corp.	$(15,160,724)	$(6,992,521)
Deemed dividend related to warrant modifications	(54,326,896)	(233,087)
NET LOSS attributable to common stockholders	(69,487,620)	$(7,225,608)

Net loss per share attributable to common stockholders-basic and diluted from continuing operations	$(133.47)	$(1,309.59)

Net loss per share attributable to common stockholders-basic and diluted from discontinued operations	(0.76)	(56.83)

Net loss per share attributable to common stockholders-basic and diluted	$(134.23)	$(1,366.42)

Weighted average shares outstanding-basic and diluted	517,671	5,288

See the accompanying notes to the consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2023	911	$1	$307,398,305	$(302,447,147)	$(78,747)	$4,872,412
Stock based compensation expense	—	—	572,293	—	—	572,293
Common stock issued in ATM, net of offering costs	12	—	64,397	—	—	64,397
Deemed dividend - warrant repricing	—	—	233,087	(233,087)	—	—
Common stock issued in Registered direct offering, net of offering costs	215	—	161	—	—	161
Share issued upon restricted stock vesting	19	—	—	—	—	—
Common stock and pre-funded warrants issued in public offering, net of offering costs	967	1	10,525,062	—	—	10,525,063
Share issued upon warrant exercises	11,501	12	4,928	—	—	4,940
Adjustment for reverse split	113	—	—	—	—	—
Common stock issued, Spindle earnout	17	—	17,125	—	—	17,125
Net loss	—	—	—	(6,992,521)	(95,785)	(7,088,306)
Balance, September 30, 2024	13,755	14	318,815,358	(309,672,755)	(174,532)	8,968,085
Exercise of warrants, cashlessly	1,314,112	1,314	(1,314)	—	—	—
Stock based compensation expense	—	—	102,021	—	—	102,021
Deemed dividend - warrant repricing	—	—	54,326,896	(54,326,896)	—	—
Common stock issued in Registered direct offering, net of offering costs	27,083	27	5,712,673	—	—	5,712,700
Share issued upon warrant exercises	228,947	229	2,507,904	—	—	2,508,133
Adjustment for reverse split	78,704	79	(79)	—	—	—
Net loss	—	—	—	(15,160,724)	(188,522)	(15,349,246)
Balance, September 30, 2025	1,662,601	$1,663	$381,463,459	$(379,160,375)	$(363,054)	$1,941,693

See the accompanying notes to the consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Fiscal Year Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,349,246)	$(7,088,306)
Net loss from discontinued operations	(392,731)	(300,499)
Net loss from continuing operations	$(14,956,515)	$(6,787,807)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	384,165	432,595
Deferred income tax benefit	(684,115)	—
Impairment of intangible asset	2,698,975	—
Loss on write-off of property and equipment	145,131	—
Unrealized gain on change in fair value of warrants classified as a liability	(319,630)	(9,430,000)
Unrealized loss on change in fair value of warrants classified as a liability-warrant modification	—	394,000
Transaction costs allocated to warrant liabilities	—	633,198
Loss on issuance of warrants	—	1,633,767
Shares issued Spindle earnout	—	17,112
Stock-based compensation	102,021	572,293
Bad debt expense	6,465	—
Change in operating assets and liabilities:
Accounts receivable	(5,613)	(115,286)
Inventories	348,623	(118,591)
Prepaid expenses, other current assets and deposits	511,055	(391,687)
Accounts payable and accrued liabilities	(516,716)	(412,172)
Deferred revenue	43,500	(17,650)
Net cash used in operating activities from continuing operations	(12,242,654)	(13,590,228)

Cash flows from investing activities:
Purchase of property and equipment	(313,121)	(407,904)
Net cash used in investing activities from continuing operations	(313,121)	(407,904)

Cash flows from financing activities:
Net proceeds from exercise of warrants	2,508,133	394
Capitalized offering costs	(166,341)	—
Net proceeds from issuance of common stock and pre-funded warrants	5,712,700	13,398,215
Net cash provided by financing activities from continuing operations	8,054,492	13,398,609

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(276,041)	(121,182)
Cash provided by investing activities	21,000	—
Net cash used in discontinued operations	(255,041)	(121,182)
Net decrease in cash, cash equivalents and restricted cash	(4,756,324)	(720,705)
Cash, cash equivalents and restricted cash at beginning of period	7,181,095	7,901,800
Cash, cash equivalents and restricted cash at end of period	$2,424,771	$7,181,095
Less: cash and cash equivablents of discontinued operations	$(6,971)	$(578,732)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,417,800	$6,602,363

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—
Non-cash investing and financing activities:
Transaction costs included in accounts payable	$843,728	$—
Deemed dividend warrant modifications	$54,326,896	$233,087
Warrants issued, cashlessly	$1,314	$—
Property and equipment acquired and included in accounts payable	$—	$3,484

See the accompanying notes to the consolidated financial statements.

NOTE A – NATURE OF THE BUSINESS

BNB Plus Corp. (formerly Applied DNA Sciences, Inc.) is a digital asset treasury (“DAT”) company that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as its primary reserve asset. By using proceeds from financings, as well as potential cashflow from the Company’s operations, the Company seeks to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native and other decentralized (DEFi) finance opportunities (“BNB Strategy”).

In addition, via the Company’s LineaRx, Inc. subsidiary (“LineaRx”), it is commercializing proprietary nucleic acid production solutions for the biopharmaceutical and diagnostics markets. The Company’s nucleic acid production solutions enable cell-free manufacturing of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”), which are essential components for a new generation of advanced biotherapeutics, such as gene therapies, adoptive cell therapies, messenger RNA therapeutics and DNA vaccines, as well as diagnostic applications.

Historically, the Company has operated in two additional business markets: (i) the manufacture and detection of DNA for industrial supply chains and security services (“DNA Tagging and Security Products and Services”), which the Company is in the process of winding down; and (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”), which the Company exited on June 30, 2025.

On September 16, 2002, the Company was incorporated under the laws of the State of Nevada. Effective December 2008, the Company reincorporated from the State of Nevada to the State of Delaware.

Company Restructuring and Stock Splits

On February 13, 2025, the Company announced its exit from its DNA Tagging and Security Products and Services business operations and completion of a workforce reduction of approximately 20% of the Company’s total headcount as of such date related primarily to employees within such segment.

Further, on June 27, 2025, the Company announced a strategic restructuring and realignment of resources to focus exclusively on its synthetic DNA manufacturing business, LineaRx. As part of the actions undertaken, the Company implemented a workforce reduction of approximately 27% of headcount as of June 27, 2025 and ceased operations at Applied DNA Clinical Labs (“ADCL”), a business that provided molecular and genetic testing services, effective June 27, 2025.

On October 6, 2025, the Company’s Board of directors authorized, and its officers implemented, a further restructuring plan pursuant to which the Company reduced overall operating expenses to focus resources on its BNB Strategy. The restructuring plan includes a reduction of the Company’s workforce as of September 30, 2025 by sixteen (16) employees, or approximately 60%. We will incur aggregate pre-tax charges of approximately $1.4 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by October 31, 2025 and the associated charges will be recorded in the first quarter of fiscal 2026.

Since initiating the Company’s restructurings in January 2025, the Company has cumulatively reduced headcount by a total of 72% for a projected 70% total reduction in payroll expenses as compared to the fiscal year ended September 30, 2024.

On March 13, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifty (1:50) reverse stock split of its common stock, effective at 12:01 a.m. Eastern Time on March 14, 2025 (the “March 2025 Reverse Split”). In addition, on June 1, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation that effected a one-for-fifteen (1:15) reverse stock split of its common stock effective at 12:01 a.m. Eastern Time on June 2, 2025 (the “June 2025 Reverse Split”) (collectively the “2025 Reverse Splits”).

All warrant, option, share, and per share information in the Form 10-K gives retroactive effect to the 2025 Reverse Splits. Please see Note H for more information.

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $379,160,375 as of September 30, 2025. The Company incurred a net loss of $15,349,246 and incurred negative operating cash flow of $12,242,654 for the fiscal year ended September 30, 2025.

The Company’s current capital resources include cash and cash equivalents, and cryptocurrency assets. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note N, during October 2025, the Company closed the Private Placement of its common stock and/or pre-funded warrants, Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the Private Placement, the Company received $26.8 million in gross proceeds. The Company also received proceeds from warrants exercised of approximately $732 thousand during October 2025 and is actively implementing its BNB Strategy.

The Company has mitigated its previously reported substantial doubt of a going concern as a result of the cash received from the Private Placement and the warrant exercises described above. The Company estimates that it will have sufficient cash and cash equivalents, as well as liquid cryptocurrency to fund operations for the next twelve months from the date of filing this annual report.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences India Private Limited (which currently has no operations), ADCL (see Discontinued Operations below), Spindle Biotech, Inc., Applied DNA Sciences Europe Limited (which currently has no operations) and its majority-owned subsidiary, LineaRx. Significant inter-company transactions and balances have been eliminated in consolidation.

On October 19, 2025, the Company formed Build & Build, LLC, a Delaware limited liability company and a 100% owned subsidiary of the Company (“Build & Build”), in connection with our BNB Strategy. Pursuant to our BNB Strategy, Build & Build will be used to house the cryptocurrency assets of the Company.

On November 26, 2025, the Company formed BNBX Ltd., a British Virgin Islands business company and a 100% owned subsidiary of the Company. Pursuant to our BNB Strategy, BNBX Ltd. will be used to house certain of the Company’s cryptocurrency assets.

Discontinued Operations

The consolidated financial statements separately report discontinued operations and the results of continuing operations (see Note M). All footnotes exclude discontinued operations unless otherwise noted.

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

Revenue Recognition

The Company follows FASB ASC, Revenue Recognition (“ASC 606” or “Topic 606”).

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

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Fiscal Years Ended:
	September 30,
	2025	2024
Research and development services (point-in-time)	$375,759	$311,238
Product and authentication services (point-in-time):
Supply chain	1,148,816	1,208,696
Large Scale DNA Production	612,360	584,115
Asset marking	—	9,441
Total	$2,136,935	$2,113,490

Contract balances

As of September 30, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The deferred revenue balance as of September 30, 2025 consists of authentication services under a contract where consideration has been received and the services have not yet been fully performed. The Company’s contract liabilities, which are reported as deferred revenue on the consolidated balance sheet as of September 30, 2024, consisted almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract liabilities	Deferred revenue	$252,785	$12,285	$240,500

		October 1,	September 30,	$
	Balance sheet classification	2023	2024	change
Contract liabilities	Deferred revenue	$270,435	$252,785	$17,650

For the fiscal year ended September 30, 2025, the Company recognized $9,600 of revenue that was included in contract liabilities as of October 1, 2024.

For the fiscal year ended September 30, 2024, the Company recognized $40,035 of revenue that was included in contract liabilities as of October 1, 2023.

The opening and closing balances of the Company’s contract asset balances are as follows:

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract assets	Accounts receivables	$328,252	$237,400	$(90,852)

		October 1,	September 30,	$
	Balance sheet classification	2023	2024	change
Contract assets	Accounts receivables	$212,966	$328,252	$115,286

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

	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$1,667,800	$5,852,363
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$2,417,800	$6,602,363

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

At September 30, 2025 and 2024, the Company had an allowance for credit losses of $0 and $75,000, respectively. The Company writes-off receivables that are deemed uncollectible.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, equity-based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fiscal years ended September 30, 2025 and 2024, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2026, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2025 and 2024. Tax years 2020 through 2023 remain subject to future examination by the applicable taxing authorities.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years, and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. Property and equipment consist of:

	September 30,
	2025	2024
Lab equipment	$3,406,789	$3,256,708
Leasehold improvements	124,825	124,825
Total	3,531,614	3,381,533
Accumulated depreciation	3,288,894	2,922,638
Property and equipment, net	$242,720	$458,895

As of September 30, 2025 and 2024, there was $0 and $167,342, respectively of construction in progress that was included in lab equipment. Depreciation expense for the fiscal years ended September 30, 2025 and 2024 were $384,165 and $432,595, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. The acquired technology from the Spindle Asset Purchase (see Note E) has been classified as In Process Research and Development (“IPR&D”). Intangible assets related to IPR&D are considered to be indefinite-lived until the abandonment or completion of the associated research and development efforts. Indefinite-lived intangible assets are not amortized and, instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. The Company qualitatively and quantitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of September 30, 2025, the Company determined the intangible assets related to the Spindle acquisition were impaired, see Note E for further details.

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

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2025 and 2024 are as follows:

	2025	2024
Warrants	3,121,203	26,332
Options	291	437
	3,121,494	26,769

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, restricted cash and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of September 30, 2025, the Company had cash and cash equivalents of approximately $1.9 million in excess of the FDIC insurance limit.

The Company’s revenues earned from the sale of products and services for the fiscal year ended September 30, 2025 included an aggregate of 20% and 10%, from two customers within the DNA Tagging and Security Products segment, and 29% from one customer within the Therapeutic DNA Production segment, respectively.

The Company’s revenues earned from the sale of products and services for the fiscal year ended September 30, 2024 included an aggregate of 28%, from one customer within the Therapeutic DNA Production Services segment.

At September 30, 2025, three customers accounted for 99% of the Company’s accounts receivable. At September 30, 2024, three customers accounted for 75% of the Company’s accounts receivable.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the fiscal years ended September 30, 2025 and 2024, the Company incurred research and development expenses of $3,317,937 (excluding impairment charges of $2,698,975) and $3,593,750, respectively).

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $108,827 and $124,036, as advertising costs for the fiscal years ended September 30, 2025 and 2024, respectively.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the Private Placement (See Note N), offering costs in the aggregate of $1,010,069 were incurred, and were recorded to deferred offering costs on the consolidated balance sheet, as the transaction did not close until subsequent to the fiscal year ended September 30, 2025.

Segment Reporting

Historically, the Company operated in three reportable segments: (1) Therapeutic DNA Production Services; (2) MDx Testing Services; and (3) DNA Tagging and Security Products and Services. As a result of the strategic restructuring detailed above, regarding the closure of its clinical laboratory, effective June 27, 2025, the Company’s MDx Testing Services segment is being reported in discontinued operations. Resources are allocated by the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) whom, collectively, the Company has determined to be our Chief Operating Decision Maker (“CODM”). The following is a brief description of our reportable segments.

Therapeutic DNA Production Services — Segment operations consist of the Company’s nucleic-acid production solutions for the biopharmaceutical and diagnostics industries including LineaDNA, LineaRNAP and LineaIVT.

DNA Tagging and Security Products and Services— Segment operations consist of the manufacture and detection of DNA for industrial supply chains and security services. As discussed above, on February 13, 2025, the Company announced it was exiting its DNA Tagging and Security Products and Services business segment. The Company continues to strategically exit contracts relating to this segment and currently plans to continue to service certain of its existing DNA Tagging and Security Products and Services customer contracts.

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

As of September 30, 2025, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU was effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements The Company has updated its segment disclosures to include details of its operating expenses line items as part of adopting this ASU.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption of ASU 2020-06 did not have a significant impact on its consolidated financial statements.

NOTE D – INVENTORIES

Inventories consist of the following at September 30, 2025 and 2024:

	2025	2024
Raw materials	$65,503	$75,141
Work in progress	—	221,250
Finished goods	18,599	136,334
Total	$84,102	$432,725

NOTE E – INTANGIBLE ASSETS

The Company held an indefinite-lived intangible asset, which was acquired from the Spindle Asset Purchase during fiscal 2023. The acquired technology was classified as In Process Research and Development (“IPR&D”). The IPR&D was not subject to amortization, but are tested for impairment annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable (“triggering event”).

As a result of the change in the Company’s focus to a digital asset treasury strategy, the multiple restructurings (see Note A) and the macroeconomic factors for the biotechnology market, the Company performed an impairment analysis for its IPR&D. As part of the transition to a digital asset treasury strategy, the Company has narrowed the focus of its biotechnology business, or LineaRx. Management decided to narrow its focus and concentrate the now small R&D team on finalizing the DNAP enzyme development (part of the LineaDNA platform) and to do no further development of the LineaRNAP enzyme, which was the IPR&D. Since the IPR&D is no longer expected to contribute to the entity’s cash flows and is likely not salable for any significant value in an active market as a stand-alone asset, its fair value should be assessed as zero. As a result of the impairment analysis, the Company wrote-off the IPR&D, which resulted in impairment expense of $2,698,975 and is included in research and development expenses in the consolidated statement of operations for the fiscal year ended September 30, 2025.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2025 and 2024 are as follows:

	2025	2024
Accounts payable	$844,781	$1,138,187
Accrued salaries payable	1,128,270	480,760
Other accrued expenses	285,325	118,419
Total	$2,258,376	$1,737,366

NOTE G – CAPITAL STOCK

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

June 2025 Reverse Split

On May 22, 2025, the Company held its annual shareholders’ meeting where its stockholders approved a proposal to grant the Company’s Board of Directors discretionary authority for twelve months to amend the Company’s Certificate of Incorporation to authorize a reverse stock split in the range from one -for five to one -for fifty. The Company’s Board of Directors determined on May 27, 2025 that the split ratio would be one -for- fifteen shares.

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

Registered Direct Offering and Concurrent Private Placement

On October 31, 2024, the Company closed a registered direct offering (the “October Registered Direct Offering”) in which, pursuant to the Securities Purchase Agreement dated October 30, 2024 (the “October Purchase Agreement”), by and between the Company and certain institutional investors (the “October Purchasers”), the Company issued and sold 25,663 shares of the Company’s common stock and pre-funded warrants (the “October Pre-Funded Warrants”) to purchase up to 1,420 shares of the Company’s common stock, and (ii) in a concurrent private placement (the “October Private Placement”, and together with the October Registered Direct Offering the “October Offering”), unregistered Series C Common Stock Purchase Warrants (the “October Series C Warrants”) to purchase up to 27,083 shares of common stock and unregistered Series D Common Stock Purchase Warrants (the “October Series D Warrants”, and together with the October Series C Warrants, the “October Series Warrants”, and, together with the October Pre-Funded Warrants and the October Series C Warrants, the “October Warrants”) to purchase up to 27,083 shares of common stock. The purchase price for each share of common stock and accompanying October Series C Warrant and October Series D Warrant was $240.00 and the purchase price for each October Pre-Funded Warrant and accompanying October Series C Warrant and October Series D Warrant was $240.00. Craig-Hallum Capital Group LLC (“Craig-Hallum”) acted as placement agent in connection with the October Offering. Pursuant to that engagement letter, dated August 23, 2024, by and between the Company and Craig-Hallum, the Company agreed to pay Craig-Hallum a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the October Offering from sales arranged for by Craig-Hallum. Subject to certain conditions, the Company also agreed to reimburse certain expenses of Craig-Hallum in connection with the October Offering, including but not limited to legal fees, up to a maximum of $100,000. The Company also agreed to issue to Craig-Hallum, or its respective designees, warrants (the “Placement Agent Warrants”) to purchase up to 1,354 shares of the Company’s common stock (which equals 5.0% of the number of shares of the Company’s common stock and October Pre-Funded Warrants offered).

NOTE G – CAPITAL STOCK, continued

The Company received net proceeds from the October Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $5.7 million.

The exercisability of the October Series Warrants and the Placement Agent Warrants required approval of the Company’s stockholders, which was obtained at the Company’s annual meeting held on May 22, 2025. Each October Series C Warrant has an exercise price of $240.00 per share of the Company’s common stock, became exercisable on May 23, 2025 (the “Initial Exercise Date”) and will expire on the five-year anniversary of the Initial Exercise Date. Each October Series D Warrant has an exercise price of $240.00 per share of the Company’s common stock, became exercisable on the Initial Exercise Date, and will expire on the 18-month anniversary of the Initial Exercise Date. The October Pre-Funded Warrants have an exercise price of $0.0001 per share, were immediately exercisable and can be exercised at any time after their original issuance until such October Pre-Funded Warrants are exercised in full. All of the October Pre-Funded Warrants were exercised during the fiscal year ended September 30, 2025. Each Placement Agent Warrant has an exercise price of $240.00, became exercisable on the Initial Exercise Date and will expire on October 30, 2029.

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

NOTE G – CAPITAL STOCK, continued

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

Amendment to May 2024 Series A Warrants

On October 30, 2024, the Company entered into amendments (the “Warrant Amendments”) with certain holders of an aggregate of 12,205 Series A Warrants issued in a transaction which closed in May 2024 (the “May 2024 Series A Warrants”). The Warrant Amendments amended the May 2024 Series A Warrants to revise the Price Reset Mechanism of the May 2024 Series A Warrants, which, subject to certain exceptions, provided for an adjustment to the exercise price and number of shares underlying the May 2024 Series A Warrants upon the Company’s issuance of common stock or common stock equivalents at a price per share that is less than the exercise price of the May 2024 Series A Warrants. The Warrant Amendments amended the Price Reset Mechanism such that the Floor Price for future issuances, (as defined in the May 2024 Series A Warrants) will not be lower than $150.00. In addition, the Warrant Amendments revised the definition of “Material Subsidiary” in Section 3(d) of the May 2024 Series A Warrants to clarify that Applied DNA Clinical Labs LLC is not a Material Subsidiary.

In connection with the October Registered Direct Offering, the Price Reset Mechanism in the May 2024 Series A Warrants was triggered, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 12,308 to 122,521. The exercise price of the May 2024 Series A Warrants was adjusted from $1,492.50 per share to $150.00 per share with respect to the May 2024 Series A Warrants amended by the Warrant Amendment and to $141.75 with respect to the May 2024 Series A Warrants not amended by the Warrant Amendment. As a result of the March 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series A Warrants, which resulted in the number of common stock issuable upon exercise increasing from 117,663 to 655,676. The exercise price of the May 2024 Series A Warrants was adjusted from $150.00 per share for the amended May 2024 Series A Warrants and $141.75 per share for the May 2024 Series A Warrants that were not amended to $26.91 per share for all of the May 2024 Series A warrants.

As a result of the June 2025 Reverse Stock Split, the exercise Price Reset Mechanism was triggered for the May 2024 Series A Warrants, which resulted in the number of shares of common stock issuable upon exercise of the May 2024 Series A Warrants increasing from 626,555 to 3,286,016. The exercise price of the May 2024 Series A Warrants was adjusted from $26.91 per share to $5.13 per share.

NOTE G – CAPITAL STOCK, continued

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

The incremental change in fair value as a result of the modifications for the May 2024 Series A Warrants, the May 2024 Series B Warrants and the October 2024 Series D Warrants for the fiscal year ended September 30, 2025 was $54,326,896 and is recorded as a deemed dividend in the consolidated statement of operations as the May 2024 Series A Warrants, the May 2024 Series B Warrants and the October 2024 Series D Warrants are all accounted for as equity.

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

The May 2025 Notification Letter further indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for a compliance period under Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company had effected a reverse stock split over the prior one-year period or had effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one; accordingly, the Company was informed that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing, which request stayed any further suspension or delisting action by Nasdaq at least pending the ultimate conclusion of the hearing process.

On July 2, 2025, the Company received written notice (the “July 2025 Compliance Notice”) from Nasdaq informing the Company that it had regained compliance with the Bid Price Rule, and that the Company was therefore in compliance with the Nasdaq Capital Market’s listing requirements. Nasdaq also notified the Company in the July 2025 Compliance Notice that the hearing before the Panel previously scheduled to take place on July 15, 2025 was cancelled and the Company’s securities will continue to be listed and traded on Nasdaq.

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for transactions involving warrants (see Note G) are summarized as follows:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Balance at October 1, 2024	26,332	$689.11
Granted	4,706,994	4.53
Exercised	(759,536)	(12.08)
Cancelled or expired	(852,587)	(9.19)
Balance, September 30, 2025	3,121,203	$7.98

During the fiscal year ended September 30, 2025, 392,471, of the May 2024 Series B Warrants were exercised cashlessly and resulted in the issuance of 1,177,413 shares of the Company’s common stock. The remaining May Series B Warrants of 11,411 expired on September 30, 2025.

During the fiscal year ended September 30, 2025, 136,698 of the October 2024 Series D Warrants were exercised cashlessly and resulted in the issuance of 136,698 shares of the Company’s common stock. As of September 30, 2025, there were no October 2024 Series D Warrants outstanding.

During the fiscal year ended September 30, 2025, an aggregate of 228,947 May 2024 Series A Warrants were exercised, respectively, for aggregate total proceeds of approximately $2,512,765. Subsequent to September 30, 2025 an additional 142,608 May 2024 Series A Warrants were exercised for aggregate total proceeds of approximately $731,764.

Stock Options

During June 2020, the Board of Directors and subsequently during September 2020, the holders of a majority of the Company’s outstanding shares of Common Stock approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan, among other things, reserves an additional 233 shares of the Company’s Common Stock for issuance in the form of equity-based awards to employees, directors, consultants, and other service providers, and those of the Company’s affiliates. At a Special Meeting of Stockholders of the Company which took place April 15, 2024, the Company’s stockholders approved an amendment to the 2020 Incentive Plan to increase the number of authorized shares of Common Stock available for issuance by 267. After this amendment, the maximum number of shares of Common Stock available to be issued under the 2020 Incentive Plan in connection with awards was 500. On March 30, 2025, the Board approved and adopted a plan amendment, and on May 22, 2025, the stockholders approved the amendment to increase the number of authorized shares of Common Stock reserved for issuance pursuant to the 2020 Incentive Plan by 200,000. The maximum total grant date fair value of awards granted under the 2020 Incentive Plan to individuals in their capacity as non-employee directors may not exceed $250,000 in any single calendar year. The 2020 Incentive Plan’s expiration date is September 15, 2030.

The 2020 Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of Common Stock. As of September 30, 2025, a total of 19 shares have been issued and options to purchase 143 shares have been granted under the Company’s Incentive Plans.

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

NOTE H – WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS, continued

Stock Options, continued

Transactions involving stock options issued are summarized as follows:

				Weighted
		Weighted Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Contractual
	Shares	Share	Value	Life (years)
Outstanding at October 1, 2024	437	$656,133.30
Granted	—	—
Exercised	—	—
Forfeited	(21)	19,714.29
Expired	(125)	1,106,596.80
Outstanding at September 30, 2025	291	508,562.37
Vested at September 30, 2025	277	533,447.11	—	4.74
Non-vested at September 30, 2025	14	16,200.00	—	7.48

For the fiscal years ended September 30, 2025 and 2024, the Company did not grant stock options to officers or employees of the Company. Subsequent to the fiscal year ended September 30, 2025, on December 15, 2025, the Company granted 168,776 stock options to executive officers. The options have a strike price of $2.52 and vest 25% per quarter and become fully vested on the one-year anniversary from the date of grant.

The Company recorded $102,021 and $572,293 as stock compensation expense within selling, general and administrative for fiscal years ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unrecorded compensation cost related to non-vested awards was $130,596 which is expected to be recognized over a weighted average period of approximately 1.48 years.

Restricted Stock Units

Restricted stock unit awards are valued at the market price of the Company’s Common Stock on the grant date.

Subsequent to the fiscal year ended September 30, 2025, on October 17, 2025, the Company granted 168,628 and 31,300 restricted stock units to executive officers and members of the board of directors and employees, respectively, which vest ninety days from the date of grant. As of September 30, 2025 there were no RSUs outstanding.

NOTE I – INCOME TAXES

The income tax provision (benefit) for the fiscal years ended September 30, 2025 and 2024 consists of the following:

	2025	2024
Federal:
Current	$—	$—
Deferred	(2,198,000)	5,874,000
	(2,198,000)	5,874,000
State and local:
Current	—	—
Deferred	(133,115)	417,000
	(133,115)	417,000
Foreign:
Current	—	—
Deferred	(724,000)	(11,000)
	(724,000)	(11,000)

Change in valuation allowance	(2,371,000)	(6,280,000)

Income tax provision (benefit)	$(684,115)	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended September 30, 2025 and 2024 as follows:

	2025	2024
Statutory federal income tax rate	21.00%	21.00%
Statutory state and local income tax rate (1%, as of September 30, 2025 and 2024), net of federal benefit	2.77%	10.19%
Stock based compensation	(3.98)%	2.04%
Permanent differences related to warrants	0.42%	20.33%
Other permanent differences	0.19%	(2.49)%
Federal R&D Credit	1.03%	(2.43)%
Adjustment for prior year’s NOLs	(1.04)%	(137.65)%
Change in deferred tax rate	(1.18)%	(0.81)%
Change in valuation allowance	(14.91)%	89.82%
Effective tax rate	4.30%	0.00%

NOTE I – INCOME TAXES, continued

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforward	21,340,000	18,463,000
Stock-based compensation	499,000	1,309,000
Depreciation and amortization	149,000	333,000
Impairment of Intangibles	241,000	222,000
Other	91,000	141,000
Capitalized Research and Development	1,726,000	1,386,000
Lease Liability	49,000	200,000
Tax credits	3,064,000	2,885,000
Deferred tax assets	27,159,000	24,939,000

Intellectual Property	—	(684,000)
ROU Asset	(49,000)	(200,000)
Deferred tax (liability)	(49,000)	(884,000)

Less: Valuation allowance	(27,110,000)	(24,739,000)
Net Deferred Tax Asset / (Liability)	—	(684,000)

As of September 30, 2025, the Company has approximately $83,393,000 of Federal and $55,226,000 of State net operating loss “NOL” carryforwards available. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership. The annual limitation ranges between $44,000 and $2,380,000 and any unused amounts can be carried forward to subsequent years. The Federal NOLs generated in tax years beginning after 12/31/2017 have no expiration period due to the Tax Cuts and Jobs Act that was enacted in March 2020.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future. The valuation allowance increased by $2,371,000.

The Company has Federal research and development credits of approximately 2,533,000 that will expire after 2034. The Company also has state investment tax credits of $485,000 that will expire after 2029.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA and there was no material impact to the Company’s effective tax rate for the fiscal year ended September 30, 2025. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.

NOTE J – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”) and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also had 2,500 square feet of laboratory space, for which it entered into an amended lease agreement on February 1, 2023. The initial lease term for the laboratory space was one year from the commencement date and was extended until January 31, 2025. Effective February 1, 2025, the Company extended this lease for 2,000 square feet of laboratory space until January 31, 2026. On February 28, 2025, the Company vacated one of its laboratory suites and currently leases 1,000 square feet under this lease amendment. The base rent for the new lease term is monthly payments of $4,346 and the lease is terminable by the Company upon one month’s written notice to the landlord. The Company terminated the lease for the remaining 1,000 square feet, effective July 31, 2025. On September 19, 2025, the Company entered into a lease agreement for approximately 175 square feet of office space in Windermer Florida. This lease expires on September 30, 2026, and has monthly payments of $1,489. The laboratory lease, as well as the office space lease in Florida were both considered short-term lease obligations. The total rent expense for the fiscal years ended September 30, 2025 and 2024 was $622,457 and $670,180, respectively.

The components of lease expense are as follows:

	Fiscal year ended
	September 30,
Lease Cost	2025	2024
Operating lease cost	$622,122	$597,670
Short-term lease cost	335	72,510
Total lease cost	$622,457	$670,180

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$586,334
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term — operating leases	0.3	years
Weighted-average discount rate — operating leases	9.1%

NOTE J – COMMITMENTS AND CONTINGENCIES, continued

Operating leases, continued

Maturities of operating lease liabilities were as follows:

Fiscal year
ended
Maturity of Lease Liabilities	September 30,
Operating Leases
2026	195,446
2027	—
2028	—
2029	—
2030	—
Total lease payments	195,446
Less: interest	(2,196)
Present value of lease liabilities	$193,250

Employment Agreement

On June 16, 2025, Dr. James A. Hayward informed the Company of his intention to retire from the Company and that he would step down from his positions as Chief Executive Officer, member of the Board and Chairman of the Board effective June 18, 2025.

In connection with Dr. Hayward’s retirement, Dr. Hayward and the Company entered into a separation agreement dated June 16, 2025 (the “Hayward Separation Agreement”), pursuant to which the Company shall pay to Dr. Hayward, contingent upon his compliance with the terms of the Hayward Separation Agreement, the total gross amount of $450,000 to be paid over a period of eight months from the date of first payment, with the first installment being paid on or before July 15, 2025. The Hayward Separation Agreement also provides for a customary general release of claims in favor of the Company and customary post-employment covenants, including with respect to confidentiality and non-disparagement.

On June 17, 2025, the Board elected Judith Murrah, the Company’s current President, as Chief Executive Officer and as Chairperson and a member of the Board effective June 18, 2025. Effective June 30, 2025, Ms. Murrah voluntarily agreed to a fifteen percent (15%) temporary reduction in her annual base salary in connection with the Company’s efforts to reduce its ongoing operating expenses. Ms. Murrah’s reduced annual base salary was $340,000. On September 29, 2025, Ms. Murrah resigned as CEO and President of the Company and Clay Shorrock was appointed CEO and President of the Company. On November 6, 2025, Ms. Murrah resigned as Chairperson and Joshua Kruger was appointed as Chairman of the Board and as a director.

In connection with Ms. Murrah’s resignation, Ms. Murrah and the Company entered into a separation agreement dated September 29, 2025 (the “Murrah Separation Agreement”), pursuant to which during a transition period commencing on the date of the Murrah Separation Agreement and ending twenty (20) business days thereafter (the “Separation Date”), Ms. Murrah’s title was Strategic Transition Advisor. She remained as Chairperson of the Board until November 6, 2025 when Mr. Kruger was appointed as Chairman of the Board and she continues to serve as a director. The Company paid to Ms. Murrah, contingent upon her compliance with the terms of the Murrah Separation Agreement, a rate of $340,000 per annum commencing on the effective date of her separation and ending on the Separation Date. The Murrah Separation Agreement also provides that the Company shall pay to Ms. Murrah, contingent upon her compliance with the terms of the Murrah Separation Agreement, a total gross amount of $400,000 to be paid in a lump sum on or before November 17, 2025. The Murrah Separation Agreement also provides for a customary general release of claims in favor of the Company and customary post-employment covenants, including with respect to confidentiality and non-disparagement.

NOTE J – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreement, continued

On September 28, 2025, the Board approved new Employment Agreements (together, the “Employment Agreements”) with Mr. Shorrock and Ms. Jantzen. The Employment Agreements provide that Mr. Shorrock will be appointed as Chief Executive Officer and President and Ms. Jantzen will continue to serve in her role as Chief Financial Officer of the Company. The terms of the Employment Agreements began on September 29, 2025 and Mr. Shorrock and Ms. Jantzen will each hold office until the election and qualification of a successor or until either individual’s earlier death, resignation or removal.

Pursuant to the Employment Agreements, Mr. Shorrock’s and Ms. Jantzen’s annual base salary will each be $400,000. In October 2025, Mr. Shorrock was paid a one-time cash bonus of $175,000 and Ms. Jantzen was paid a one-time cash bonus of $150,000. Mr. Shorrock and Ms. Jantzen both received stock options to purchase shares of common stock with a grant-date fair market value of $200,000 which will vest quarterly over one year. These options were granted on December 15, 2025 at an exercise price of 2.52. Mr. Shorrock and Ms. Jantzen will each be eligible for a performance bonus in the event the Company enters into a strategic transaction (such as, but not limited to a merger, sale or licensing of all or substantially all of the Company assets that existed prior to September 17, 2025), or a restructuring, equal to five percent (5.0%) of the net proceeds of the strategic transaction or net absolute cash retained at the time of the restructuring. The Board, acting in its discretion, may grant cash or equity/options/restricted stock units to Mr. Shorrock and Ms. Jantzen for achieving or progressing stated company goals.

The Employment Agreements also provide that upon termination without Cause (as defined in the Employment Agreements) or resignation for Good Reason (as defined in the Employment Agreements) of each of Mr. Shorrock’s and Ms. Jantzen’s employment then Mr. Shorrock and Ms. Jantzen will each be entitled to $400,000 or their then current annual base salary, together with all Accrued Benefits (as defined in the Employment Agreements). Upon a Change in Control (as defined in the Employment Agreements) or termination due to death or disability, Mr. Shorrock and Ms. Jantzen will each generally be entitled to receive the same payments and benefits they each would have received if their employment had been terminated by the Company without Cause (as described in the preceding paragraph), other than salary continuation payments.

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

NOTE K – SEGMENT AND GEOGRAPHIC AREA INFORMATION

As detailed in Note C above, the Company currently has two reportable segments. (1) Therapeutic DNA Production Services and (2) DNA Tagging and Security Products and Services. For the fiscal year ended September 30, 2024, the MDx Testing Services segment is also presented. Resources are allocated by our CEO and CFO whom, collectively the Company has determined to be our CODM.

Information regarding operations by segment for the fiscal year ended September 30, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Consolidated
Revenues:
Product revenues	$828,806	$595,341	$1,424,147
Service revenues	159,312	553,476	712,788
Total revenues	$988,118	$1,148,817	$2,136,935

Gross profit	$336,666	$502,241	$838,907
Segment operating expenses
Selling, general and administrative	$4,203,069	$1,273,113	$5,476,182
Research and development	5,436,239	140,267	5,576,506
Total segment operating expenses	$9,639,308	$1,413,380	$11,052,688
(Loss) income from segment operations (a)	$(9,302,642)	$(911,139)	$(10,213,781)

Depreciation expense for the fiscal year ended September 30, 2025 was $344,008 for the Therapeutic DNA Production and Services segment and $40,157 for the DNA Tagging and Security Products and Services segment.

Information regarding operations by segment for the fiscal year ended September 30, 2024 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$560,000	$—	$514,813	$1,074,813
Service revenues	335,354	—	703,323	1,038,677
Clinical laboratory service revenues	—	1,330,849	—	1,330,849
Less intersegment revenues	—	(12,920)	—	(12,920)
Total revenues	$895,354	$1,317,929	$1,218,136	$3,431,419

Gross profit	$678,167	$(49,831)	$388,543	$1,016,879
Segment operating expenses
Selling, general and administrative	$3,065,288	$1,127,462	$2,245,935	$6,438,685
Research and development	2,402,151	311,927	694,585	3,408,663
Total segment operating expenses	$5,467,439	$1,439,389	$2,940,520	$9,847,350
(Loss) income from segment operations (a)	$(4,789,272)	$(1,489,220)	$(2,551,977)	$(8,830,469)

Depreciation expense for the fiscal year ended September 30, 2024 was $164,275 for the Therapeutic DNA Production and Services segment and $266,677 for the DNA Tagging and Security Products and Services segment.

NOTE K – SEGMENT AND GEOGRAPHIC AREA INFORMATION, continued

Reconciliation of segment loss from operations to corporate net loss:

	September 30,
	2025	2024
Loss from operations of reportable segments	$(10,213,781)	$(8,830,469)
General corporate expenses (b)	(5,834,814)	(5,194,296)
Interest income	192,915	176,301
Unrealized gain on change in fair value of warrants classified as a liability	319,630	9,430,000
Unrealized loss on change in fair value of warrants classified as a liability - warrant modification	—	(394,000)
Transaction costs allocated to warrant liabilities	—	(633,198)
Loss on issuance of warrants	—	(1,633,767)
Income tax benefit	684,115	—
Net loss from discontinued operations	(392,731)	—
Other income (expense), net	(106,580)	$(8,877)
Consolidated net loss	$(15,349,246)	$(7,088,306)
(a)	Segment operating loss consists of net sales less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of Selling, general and administrative expenses that are not specifically identifiable to a segment.

The Company attributes net revenues from external customers according to the geographic location of the customer. Net revenues by geographic location of customers are as follows:

	Year Ended September 30,
	2025	2024
Americas	$1,010,795	$951,896
Europe	105,584	172,369
Asia and other	1,020,556	989,225
Total	$2,136,935	$2,113,490

All long-lived assets are located in the United States.

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

The following table presents the fair value of the Company’s financial instruments as of September 30, 2025.

Fair value at
September 30, 2025
Liabilities:
Common Warrants	$20.00
Series A Warrants	$—
Series A Warrants - modified	$10.00
Private Common Warrants	$340.00

The fair value of the warrants classified as a liability as of September 30, 2025, was determined using the Black Scholes and Probability Weighted Expected Return models. The fair value for the warrants classified as a liability as of September 30, 2025, was calculated using the following assumptions:

	Series A	Private	Series A
	Common	Series A	Warrants –	Common
	Warrants	Warrants	modified	Warrants
Stock price	$3.88	$3.88	$3.88	$3.88
Exercise price	$9,135	$60,000	$9,135	$9,135
Dividend yield	0%	0%	0%	0%
Selected Volatility	172.50%	190.00%	172.50%	170.00%
Risk free rate	3.61%	3.61%	3.61%	3.65%
Fundamental transaction probability (significant unobservable input)	80.00%	80.00%	80.00%	80.00%
Fundamental transaction Black Scholes Volatility	227.30%	100.00%	227.30%	227.30%
Fundamental transaction timing (significant unobservable input)	09/30/2027	09/30/2027	09/30/2027	09/30/2027

The change in fair value of the Common Warrants (issued in February 2024), the Series A Warrants (issued in February 2022) and the Private Common Warrants (issued in February 2024) for the fiscal year ended September 30, 2025, is summarized as follows:

			Series A	Private
	Common	Series A	Warrants-	Common
	Warrants	Warrants	modified	Warrants	Totals
Fair value at October 1, 2024	$27,000	$15,000	$16,000	$262,000	$320,000
Change in fair value	(26,980)	(15,000)	(15,990)	(261,660)	(319,630)
Fair Value at September 30, 2025	$20	$—	$10	$340	$370

NOTE M – DISCONTINUED OPERATIONS

On June 27, 2025, the Company implemented a strategic restructuring and realignment of resources to focus exclusively on its Therapeutic DNA Production Services business. As part of actions undertaken, the Company implemented a workforce reduction of approximately 27% of its then current headcount and has ceased operations at ADCL.

The Company’s actions are intended to reduce its operating costs and concentrate resources on the development and commercialization of its Therapeutic DNA Production Services business. The Company paid $277,732 in one-time charges related to the June 30, 2025, workforce reduction and ceasing of operations at ADCL, primarily for separation benefits. As a result of this restructuring, the operations and financial results of ADCL have been accounted for as discontinued operations.

The following table presents the major classes of ADCL’s results within Net loss from discontinued operations, net of tax in the consolidated statement of operations:

	Fiscal Year Ended September 30,
	2025	2024
Clinical laboratory service revenues	$572,928	$1,317,930

Cost of clinical laboratory service revenues	790,455	$1,275,891

Gross profit	(217,527)	42,039

Selling, general and administrative	215,105	398,357
Interest (income)	(3,301)	(55,819)
Other expense, net	36,600	—
Net loss from discontinued operations	(392,731)	(300,499)
Provision for income taxes	—	—
Net loss from discontinued operations, net of tax	$(392,731)	$(300,499)

Assets and liabilities of discontinued operations associated with ADCL presented in the consolidated balance sheet as of September 30, 2025 and 2024 are included in the following table:

	September 30,	September 30,
	2025	2024
ASSETS
Cash and cash equivalents	$6,971	$578,732
Accounts receivable, net	—	33,760
Inventories	—	5,867
Prepaid expenses and other current assets	—	59,787
Total current assets of discontinued operations	6,971	678,146
Property and equipment, net	—	94,337
Total assets of discontinued operations	6,971	772,483

LIABILITIES
Accounts payable and accrued liabilities	—	56,061
Total liabilities of discontinued operations	$—	$56,061

NOTE N — SUBSEQUENT EVENTS

Nasdaq Ticker Change; Amendments to Articles of Incorporation – Name Change

Effective October 7, 2025 the Company changed its ticker symbol on the Nasdaq Capital Market from “APDN” to “BNBX”.

Effective November 13, 2025, Applied DNA Sciences, Inc. changed its name to BNB Plus Corp., pursuant to an amendment to its certificate of incorporation adopted by the Board and filed with the Secretary of the State of Delaware.

Josh Kruger Appointed Chairman of the Board

On November 6, 2025, the Board, upon recommendation of the Nominating Committee of the Board, appointed Joshua Kruger to serve as its Chairman and as a Director. At the time of Mr. Kruger’s appointment, the Board had a vacancy as the result of the previously disclosed resignation on September 29, 2025 of Sanford R. Simon. Mr. Kruger replaced Judith Murrah as Chairman, who voluntarily resigned from her position as Chairperson of the Board effective November 6, 2025. Ms. Murrah will continue to serve as a Director of the Company. Ms. Murrah’s resignation as Chairperson is not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. The Board determined that Mr. Kruger does not satisfy the independence criteria set forth in the Nasdaq rules and is not “independent” for purposes of serving on the Board. Mr. Kruger is a member of the Services Provider and Strategic Advisor, which together provide services to the Company for compensation in excess of $720,000 on an annual basis.

At the Market Offering

On November 4, 2025 the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Lucid Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock with an aggregate offering price of up to $8,157,932 through the Agent. Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of December 15, 2025, the Company has sold 10,759 shares of common stock for net proceeds of $31,791, after deducting commissions of $983.

Chief Investment Officer

On October 1, 2025, we appointed Patrick Horsman, a member of the Services Provider and Strategic Advisor, as the Chief Investment Officer of the Company. Mr. Horsman receives monthly consulting compensation of $29,167 for serving as the Company’s Chief Investment Officer but is not an executive officer of the Company. Mr. Horsman is also an affiliate of the Strategic Advisor, which together with its affiliates provides services to the Company for compensation of approximately $720,000 on an annual basis.

NOTE N — SUBSEQUENT EVENTS, continued

Private Placement Offering

The Company completed two private placements: a Cash Private Placement on October 3, 2025, and a Cryptocurrency Private Placement on October 21, 2025 (collectively the “Private Placement”).

In Cash Private Placement, the Company issued 4,620,485 shares of the Company’s common stock and/or pre-funded warrants in lieu thereof at an offering price of $3.32 per share, to purchase shares of the Company’s common stock at a per share exercise price of $0.0001 (the “Cash Pre-Funded Warrants”), and an equal number of Series E-1 Warrants (the “Series E-1 Warrants”) to purchase shares of our common stock at a per share exercise price of $3.82.

In the Cryptocurrency Private Placement, the Company issued 3,444,191 pre-funded warrants (“the Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”) at an offering price of $3.32 per share, to purchase the Company’s common stock at a per share exercise price of $0.0001 per share and an equal number of Series E-2 Warrants (the “Series E-2 Warrants” and, together with the Series E-1 Warrants, the “Series E Warrants”) at a per share exercise price of $3.82.

In the Cash Private Placement, consideration included U.S. dollars or the cryptocurrency stablecoin issued by Circle Internet Group, Inc. commonly referred to as “USDC” paid to the Company as consideration for the Shares and/or Cash Pre-Funded Warrants and the Series E-1 Warrants. In the Cryptocurrency Private Placement, the Cryptocurrency Purchasers tendered units of Osprey BNB Chain Trust (OTCMKTS: OBNB) as consideration, with the Company receiving 0.126 units per Cryptocurrency Pre-Funded Warrant together with accompanying Series E-2 Warrant sold. Lucid Capital Markets acted as sole placement agent for the Private Placement.

The Company received a total of $26.8 million in initial gross proceeds, with the potential for an additional $30.8 million upon the exercise of warrants, for total potential proceeds of up to $57.6 million.

The pre-funded warrants are exercisable at $0.0001 per share, and the Series E Warrants are exercisable at $3.82 per share over a five-year term. Exercise of the Cryptocurrency Pre-Funded Warrants was contingent upon obtaining stockholder approval and the delivery of unencumbered subscription funds. Stockholder Approval was obtained on December 12, 2025. The Company entered into registration rights agreements with the accredited investors, committing to file an SEC registration statement for the resale of the securities within 30 days of the closing dates. In Compliance with the Registration Rights Agreements, the Company filed the required resale registration statement on October 30, 2025. Lucid Capital Markets acted as the sole placement agent.

Strategic DAS Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Digital Assets Services Agreement (the “Strategic DAS Agreement”) with Cypress LLC, a Puerto Rico limited liability company (the “Services Provider”), pursuant to which the Company appointed the Services Provider to provide discretionary asset management services (i) in compliance with the Company’s BNB Strategy, (ii) with respect to any other cryptocurrency or digital asset strategies subject to the Company’s approval, in each case, solely with respect to the Account Assets (as defined below) in the accounts or cryptocurrency “wallets” identified by the Company after consultation with the Services Provider for an initial term of five years, which will automatically and without further action renew for successive one year terms unless the Company or the Services Provider notifies the other in writing of its desire not to renew the Strategic DAS Agreement at least thirty days prior to the expiration of the term in effect.

NOTE N — SUBSEQUENT EVENTS, continued

As set forth in the Strategic DAS Agreement, the Company has agreed to pay to the Services Provider a fixed-rate management fee accrued and payable monthly (prorated for partial months) in arrears, equal to 1/12 of 1.25% per annum multiplied by the net asset value of the Account as of the last day of each month, before taking into account the estimated accrued incentive fee (as described below), if any. The management fee shall be payable within fifteen days of the Company’s receipt of an invoice from the Services Provider after the end of each month. In addition, the Company has agreed to pay to the Services Provider an incentive fee for each Incentive Period (as defined in the Strategic DAS Agreement) relating to the Account equal to 10% on net returns, multiplied by the amount, if any, by which the increase in net asset value of the Account during such Incentive Period (excluding any amounts contributed to or withdrawn from the Account during such Incentive Period) exceeds the sum of (x) net asset value for the Account as of the later of the effective date of September 29, 2025 and the last time an incentive fee was paid in respect of the Account and (y) the aggregate management fees, to the extent not included in the calculation of net asset value, to Services Provider during such Incentive Period.

The Strategic DAS Agreement has an initial term of five years. The Strategic DAS Agreement may be terminated by (i) either the Company or the Services Provider upon thirty days’ prior written notice for Cause (as defined in the Strategic DAS Agreement); (ii) by either the Company or the Services Provider, without Cause, effective as of the end of the initial term of the Strategic DAS Agreement or any renewal period, upon at least thirty days’ prior written notice of non-renewal; or (iii) by the Services Provider if it becomes unlawful under any applicable law for Services Provider to perform any or all of its obligations under the Strategic DAS Agreement, in which case the Services Provider shall immediately suspend its performance of all unlawful obligations under the Strategic DAS Agreement and terminate it with three days’ prior written notice to the Company. If the Strategic DAS Agreement is terminated by the Company for any other reason than with respect to the Services Provider’s Cause or pursuant to clause (ii) of the immediately preceding sentence, or by the Services Provider with respect to the Company’s Cause, the Company shall pay liquidated damages to the Services Provider in an amount equal to all fees and other compensation that would have accrued to Services Provider under the Strategic DAS Agreement from the date of the termination through the end of the then-current term (assuming a net asset value of the Accounts as of the date of termination, plus the Assumed Return on Investments (as defined in the Strategic DAS Agreement)), paid monthly throughout the term in effect in accordance with the Strategic DAS Agreement.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of Cypress LLC.

Strategic Advisor Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Advisor Agreement with Cypress Management LLC, a Puerto Rico limited liability company (the “Strategic Advisor”), pursuant to which the Company appointed the Strategic Advisor to provide strategic advice, guidance and technical advisory services relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of five years, which will automatically and without further action renew for successive one year terms unless the Company or the Strategic Advisor notifies the other in writing of its desire not to renew the Strategic Advisor Agreement at least thirty days prior to the expiration of the term in effect. The Strategic Advisor or the Company may terminate the Strategic Advisor Agreement immediately upon written notice to the other party if the Company or the Strategic Advisor, as applicable, materially breaches the Strategic Advisor Agreement and fails to cure such breach within thirty days after receipt of such written notice. Either the Company or the Strategic Advisor may terminate the Strategic Advisor Agreement by mutual agreement at any point during the term. Either the Company or the Services Provider may terminate the Strategic Advisor Agreement by giving a termination notice to the other party if the other party (a) voluntarily files or has filed against it a petition under applicable bankruptcy or insolvency laws that is not released within sixty days after filing, (b) proposes any dissolution, composition or financial reorganization with creditors or if a receiver, trustee, custodian or similar agent is appointed or takes possession with respect to all or substantially all property or business of such party, or (c) makes a general assignment for the benefit of creditors, and such termination would become effective ten days after receipt of the termination notice. The Strategic Advisor Agreement shall automatically terminate upon termination of the Strategic DAS Agreement.

NOTE N — SUBSEQUENT EVENTS, continued

Pursuant to the terms of the Strategic Advisor Agreement, the Company will pay a monthly fee of $60,000 to the Strategic Advisor and issued to the Strategic Advisor five year warrants to purchase shares of our common stock (the “Advisory Warrants”) in an aggregate amount equal to 1,986,634 shares of our common stock with an exercise price of $3.82 per share.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of Cypress LLC.

Consulting Arrangements

In order to support the implementation of its BNB-focused treasury strategy, on September 23, 2025, the Company entered into consulting arrangements with Ground Tunnel Capital LLC (the “Consultant”) and an additional consulting agreement (collectively, the “Consulting Arrangements”) with the Consultant, pursuant to which the Company (i) engaged the Consultant to provide certain advisory and marketing services and (ii) will receive premium sponsorship benefits at all SkyBridge Alternatives Conference (“SALT”) conferences globally for a period of thirty-six months. The Consulting Arrangements have a term of three years and shall terminate on September 23, 2028. Pursuant to the Consulting Arrangements, the Consultant shall be paid a fee of (a) $1,000,000 and (b) $250,000 paid quarterly from December 2025 until September 2027. In addition, immediately following the closing of the Cash Private Placement, the Consultant received Consultant Warrants (the “Consultant Warrants”) exercisable for a number of shares of common stock equal to 1% of the fully diluted outstanding equity of the Company as of immediately following the closing of the Private Placement. The exercise price per share of the Consultant Warrants is equal to $3.82 and the Consultant Warrants have a term of five years from the date of issuance.

Special Meeting

On December 12, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved (i) the issuance of shares of common stock upon exercise of the Cryptocurrency Pre-Funded Warrants and the Series E-2 Warrants, in accordance with Nasdaq Listing Rules 5635(a) and 5635(d), (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 and (iii) an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 5,000,000 shares. The Company has discretion on whether and when to file the Charter Amendment and, as of the date of this report, has made no decision.