Form 10-Q
period 2025-12-31
BNB PLUS CORP.
filed 2026-02-12
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

☐   Yes    ☒    No

On February 9, 2026, the registrant had 5,447,469 shares of common stock outstanding.

BNB Plus Corp. and Subsidiaries

Form 10-Q for the Quarter Ended December 31, 2025

Part I - Financial Information

Item 1 - Financial Statements

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,450,536	$1,667,800
Accounts receivable, net of allowance for credit losses of $0 at December 31, 2025 and September 30, 2025	546,739	237,400
Inventories	89,954	84,102
Prepaid expenses and other current assets	1,273,286	242,153
Restricted cash, current	750,000	—
Current assets of discontinued operations	971	6,971
Total current assets	5,111,486	2,238,426

Property and equipment, net	193,922	242,720
Other assets:
Restricted cash	—	750,000
Security deposit	2,977	2,977
Digital assets	7,130,817	—
Investment in digital asset trust	7,950,711	—
Operating right of use asset	48,861	193,249
Deferred offering costs	258,268	1,010,069
Total assets	$20,697,042	$4,437,441

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,140,519	$2,258,376
Operating lease liability, current	48,861	193,250
Deferred revenue	16,047	12,285
Total current liabilities	2,205,427	2,463,911

Long term accrued liabilities	31,467	31,467
Warrants classified as a liability	—	370
Total liabilities	2,236,894	2,495,748

BNB Plus Corps. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2025 and 2024	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2025 and September 30, 2025	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of December 31, 2025 and September 30, 2025; 4,772,271 and 1,662,601 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	4,774	1,663
Additional paid in capital	416,617,812	381,463,459
Accumulated deficit	(397,786,765)	(379,160,375)
BNB Plus Corp. stockholders’ equity	18,835,821	2,304,747
Noncontrolling interest	(375,673)	(363,054)
Total equity	18,460,148	1,941,693

Total liabilities and equity	$20,697,042	$4,437,441

See the accompanying notes to the unaudited condensed consolidated financial statements

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues
Product revenues	$555,093	$495,847
Service revenues	10,301	374,444
Total revenues	565,394	870,291

Cost of product revenues	250,037	264,052

Gross profit	315,357	606,239
Operating expenses:
Selling, general and administrative	13,348,510	2,569,277
Loss from fair value measurement of digital assets	1,732,557	—
Loss from fair value measurement of investment in digital asset trust	3,484,009	—
Research and development	458,562	1,015,010
Total operating expenses	19,023,638	3,584,287

LOSS FROM OPERATIONS	(18,708,281)	(2,978,048)

Interest income	9,143	68,299
Unrealized gain on change in fair value of warrants classified as a liability	370	244,000
Other income (expense), net	92,586	(20,152)

Loss before provision for income taxes	(18,606,182)	(2,685,901)

Income tax provision benefit	—	—

Net loss from continuing operations	$(18,606,182)	$(2,685,901)
Net income from discontinued operations, net of tax	—	17,188

NET LOSS	$(18,606,182)	$(2,668,713)

Less: Net loss attributable to noncontrolling interest	12,619	29,301
NET LOSS attributable to BNB Plus Corp.	$(18,593,563)	$(2,639,412)
Deemed dividend related to warrant modifications	(32,827)	(14,907,223)
NET LOSS attributable to common stockholders	(18,626,390)	$(17,546,635)

Net loss per share attributable to common stockholders-basic and diluted from continuing operations	$(2.08)	$(417.94)
Net income per share attributable to common stockholders-basic and diluted from discontinued operations	$—	0.41

Net loss per share attributable to common stockholders-basic and diluted	$(2.08)	$(417.53)

Weighted average shares outstanding-basic and diluted	8,942,937	42,025

See the accompanying notes to the unaudited condensed consolidated financial statements

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month Period ended December 31, 2024
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2024	13,755	$14	$318,815,358	$(309,672,755)	$(174,532)	$8,968,085
Exercise of warrants	3,422	3	508,597	—	—	508,600
Stock based compensation expense	—	—	28,973	—	—	28,973
Deemed dividend - warrant repricing	—	—	14,907,223	(14,907,223)	—	—
Common stock and pre-funded warrants issued in registered direct offering, net of offering costs	27,083	27	5,712,673	—	—	5,712,700
Exercise of warrants, cashlessly	27,895	28	(28)	—	—	—
Net loss	—	—	—	(2,639,412)	(29,301)	(2,668,713)
Balance December 31, 2024	72,155	$72	$339,972,796	$(327,219,390)	$(203,833)	$12,549,645

	Three-Month Period ended December 31, 2025
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2025	1,662,601	$1,663	$381,463,459	$(379,160,375)	$(363,054)	$1,941,693
Exercise of warrants	142,608	143	731,621	—	—	731,764
Exercise of warrants, cashlessly	406,730	407	(407)	—	—	—
Stock based compensation expense	—	—	633,120	—	—	633,120
Common stock and pre-funded warrants issued in PIPE, net of offering costs	2,549,573	2,550	24,900,300	—	—	24,902,850
Issuance of warrants to consultants	—	—	8,826,154	—	—	8,826,154
ATM draw down, net of offering costs	10,759	11	30,738	—	—	30,749
Deemed dividend - warrant repricing	—	—	32,827	(32,827)	—	—
Net Loss	—	—	—	(18,593,563)	(12,619)	(18,606,182)
Balance December 31, 2025	4,772,271	$4,774	$416,617,812	$(397,786,765)	$(375,673)	$18,460,148

See the accompanying notes to the unaudited condensed consolidated financial statements

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,606,182)	$(2,668,713)
Net income from discontinued operations	—	17,188
Net loss from continuing operations	$(18,606,182)	$(2,685,901)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	48,798	34,966
Loss on write-off of property and equipment	—	5,289
Unrealized gain on change in fair value of warrants classified as a liability	(370)	(244,000)
Loss from fair value mearsurement of digital assets	1,732,557	—
Loss from fair value measurement of investment in digital asset trust	3,484,009	—
Warrants issued to consultants	8,826,154	—
Stock-based compensation	633,120	28,973
Bad debt expense	—	7,723
Change in operating assets and liabilities:
Accounts receivable	(309,339)	(535,823)
Inventories	(5,852)	(31,655)
Prepaid expenses, other current assets and deposits	(1,031,133)	207,640
Accounts payable and accrued liabilities	(320,648)	(284,354)
Deferred revenue	3,762	158,430
Net cash used in operating activities from continuing operations	(5,545,124)	(3,338,712)

Cash flows from investing activities:
Purchase of digital assets	(2,993,501)	—
Purchase of property and equipment	—	(116,879)
Net cash used in investing activities from continuing operations	(2,993,501)	(116,879)

Cash flows from financing activities:
Net proceeds from exercise of warrants	731,764	508,600
Capitalized offering costs	(55,479)	—
Net proceeds from draw down on ATM	30,749	—
Net proceeds from issuance of common stock and pre-funded warrants	8,608,327	5,797,623
Net cash provided by financing activities from continuing operations	9,315,361	6,306,223

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operating activities	—	12,638
Net provided by discontinued operations	—	12,638
Net increase in cash, cash equivalents and restricted cash	776,736	2,863,270
Cash, cash equivalents and restricted cash at beginning of period	2,424,771	7,181,095
Cash, cash equivalents and restricted cash at end of period	$3,201,507	$10,044,365
Less: cash and cash equivablents of discontinued operations	$(971)	$(133,268)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$3,200,536	$9,911,097
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—
Non-cash investing and financing activities:
Transaction costs included in accounts payable	$202,789	$—
Deemed dividend warrant modifications	$32,827	$—
Deferred offering costs included in account payable	$202,789	$—
Deferred offering costs reclassified to additional paid in capital	$1,010,069	$—
OBNB Trust Units received in private placement	$11,434,719	$—
USDC received in private placement	$5,869,873	$—
Purchase of BNB tokens with USDC	$(5,869,873)	$—
Property and equipment actuired and included in accounts payable	$—	$32,240
Warrants exercised, cashlessly	$407	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE A — NATURE OF THE BUSINESS

BNB Plus Corp. (formerly Applied DNA Sciences, Inc.) (the “Company”) is a digital asset treasury (“DAT”) company that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as its primary reserve asset. By using proceeds from financings, as well as potential cashflow from the Company’s operations, the Company seeks to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native and other decentralized (“DEFi”) finance opportunities (“BNB Strategy”).

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

Company Restructuring and Stock Splits

On October 6, 2025, the Company’s Board of Directors authorized, and its officers implemented, a restructuring plan pursuant to which the Company reduced overall operating expenses to focus resources on its BNB Strategy. The restructuring plan included a reduction of the Company’s workforce by sixteen (16) employees, or approximately 60%. The Company incurred aggregate pre-tax charges in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by December 31, 2025 and associated charges of approximately $1.2 million were recorded in the quarter ended December 31, 2025 and approximately $138,000 is expected to be incurred during the second quarter of fiscal 2026.

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

All warrant, option, share, and per share information in the Form 10-Q gives retroactive effect to the 2025 Reverse Splits.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2025, and for the three-months ended December 31, 2025, and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Interim Financial Statements continued

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2025 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 22, 2025. The condensed consolidated balance sheet as of September 30, 2025 contained herein has been derived from the audited consolidated financial statements as of September 30, 2025 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences India Private Limited (which currently has no operations), Applied DNA Clinical Labs, LLC (“ADCL”) (see Discontinued Operations below), Spindle Biotech, Inc., Applied DNA Sciences Europe Limited (which currently has no operations) and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

On October 19, 2025, the Company formed Build & Build, LLC, a Delaware limited liability company and a 100% owned subsidiary of the Company (“Build & Build”), in connection with the Company’s BNB Strategy. Pursuant to its BNB Strategy, Build & Build is used to house certain of the cryptocurrency assets of the Company.

On November 26, 2025, the Company formed BNBX Ltd., a British Virgin Islands business company and a 100% owned subsidiary of the Company. Pursuant to the Company’s BNB Strategy, BNBX Ltd. will be used to house certain of the Company’s cryptocurrency assets.

Liquidity and Management’s Plan

The Company has recurring net losses, which have resulted in an accumulated deficit of $397,786,765 as of December 31, 2025. The Company incurred a net loss of $18,606,182 and incurred negative operating cash flow of $5,545,124 for the three-months ended December 31, 2025.

The Company’s current capital resources include cash and cash equivalents, cryptocurrency assets and investments. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note G, during October 2025, the Company closed the Private Placement of its common stock and/or pre-funded warrants, Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the Private Placement, the Company received $24.9 million in net proceeds after deducting placement agent fees and offering costs (consisting of  $7.6 million in cash, net of offering costs, $5.9 million in USDC and $11.4 million in OBNB Trust Units). The Company also received proceeds from warrants exercised of approximately $732 thousand during the three-months ended December 31, 2025.

The Company estimates that it will have sufficient cash and cash equivalents, as well as liquid cryptocurrency to fund operations for the next twelve months from the date of filing these financial statements. Our digital asset, as well as our investment in digital asset trust are considered longer-term investments (“Digital asset treasury”) and we do not believe we will need to sell our Digital asset treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Digital asset treasury as part of our treasury management operations.

Discontinued Operations

The condensed consolidated financial statements separately report discontinued operations and the results of continuing operations (see Note K). All footnotes exclude discontinued operations unless otherwise noted.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to intangible assets, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

Research and Development Services

The Company’s revenues from its research and development contracts are accounted for/recognized when the performance obligations per the contract are satisfied. These performance obligations are satisfied at the point in time, either when the Company’s services are complete, or when the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer, or when a report is released to a customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company invoices customers upon shipment, or completion of the services and its collection terms range, on average, from 30 to 60 days.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Months Ended:
	December 31,	December 31,
	2025	2024
Research and development services (point-in-time)	$28,802	$147,441
Product and authentication services (point-in-time):
Supply chain	113,582	722,850
Large Scale DNA Production	423,010	—
Total	$565,394	$870,291

Contract balances

As of December 31, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The deferred revenue as of December 31, 2025 consists of authentication services under a contract where consideration has been received and the services have not been fully performed. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet as of December 31, 2024, consisted almost entirely of research and development contracts where consideration has been received and the development services had not yet been performed, as well as authentication services under contracts where consideration had been received and the services had not been fully performed.

The opening and closing balances of the Company’s contract liability balances are as follows:

		October 1,	December 31,	$
	Balance sheet classification	2025	2025	change
Contract liabilities	Deferred revenue	$12,285	$16,047	$3,762

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract liabilities	Deferred revenue	$252,785	$12,285	$240,500

For the three-months ended December 31, 2025, the Company recognized $12,285 of revenue that was included in Contract liabilities as of October 1, 2025.

The opening and closing balances of the Company’s contract asset balances are as follows:

		October 1,	December 31,	$
	Balance sheet classification	2025	2025	change
Contract assets	Accounts receivable	$237,400	$546,739	$309,339

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract assets	Accounts receivable	$328,252	$237,400	$(90,852)

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

	December 31,	September 30,
	2025	2025
Cash and cash equivalents	$2,450,536	$1,667,800
Restricted cash	750,000	750,000
Total cash, cash equivalents and restricted cash	$3,200,536	$2,417,800

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Net Loss Per Share

The Company presents net loss per share utilizing a dual presentation of basic and diluted loss per share. Basic loss per share includes no dilution and has been calculated based upon the weighted average number of common shares outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options, restricted stock units and warrants.

As disclosed in Note G below, as part of the Private Placement Offering, the Company issued pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 per share. These warrants are exercisable and have no expiration date.  As the exercise price is negligible and the warrants are exercisable for little or no cash consideration, the shares underlying the pre-funded warrants are considered outstanding and are included in the weighted-average number of shares used to calculate basic and diluted net loss per share for the three-months ended December 31, 2025.

The following table presents the calculation of weighted-average shares used in computing basic and diluted net loss per share for the three-months ended:

	December 31,
	2025	2024
Weighted average common shares outstanding	4,296,465	42,025
Add: Weighted average pre-funded warrants	4,646,472	—
Weighted average shares used in computing basic and diluted net loss per share	8,942,937	42,025

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three-month periods ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Warrants	13,650,230	179,345
Restricted Stock Units	199,928	—
Stock options	169,064	143
Total	14,019,222	179,488

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Digital Assets

In December 2023, the FASB issued ASU 2023-08, Digital Assets, which provides guidance on the recognition, measurement, presentation, and disclosure of digital assets through the creation of ASC 350-60 – Intangibles – Goodwill and Other – Crypto Assets. ASU 2023-08 became effective for all entities for fiscal years beginning after December 15, 2024.  The Company accounts for its digital assets, including BNB tokens, in accordance with ASC 350 – Intangibles – Goodwill and Other. The Company has determined its digital assets meet the scoping criteria of ASC 350-60, which requires eligible crypto assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820 – Fair Value Measurement, using quoted prices in active markets. The Company has designated a principal market based on the market that the Company has access to and has the greatest volume and level of activity of BNB for determining the fair value of BNB tokens.

The Company deposits certain digital assets with a third-party exchange to facilitate trading activities. Assets held on this exchange are maintained in accounts under the Company’s exclusive control. The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within gain/loss from fair value measurement of digital assets. Realized gains and losses from the derecognition of digital assets would be included in the realized gain/loss on digital assets in the condensed consolidated statements of operations. Although the Company has not disposed of any digital assets during the reporting period, in the event there are disposals in the future, the Company will use the specific identification method to calculate the realized gains/losses on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

Investment in Digital Asset Trust

The Company currently holds units of OBNB Osprey BNB Chain Trust (the “OBNB Trust Units”), as detailed more in Note G.  The OBNB Trust Units are publicly traded and have readily determinable fair value as defined in ASC 321-10-20.  Accordingly, the Company measures the OBNB Trust Units at fair value with changes in fair value recognized in earning in the period of change.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2025, the Company had cash and cash equivalents of approximately $2.6 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2025 included an aggregate of 69% from one customer within the Therapeutic DNA Production Services segment and an aggregate of 13% from one customer within the DNA Tagging and Security Products and Services segment.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2024 included an aggregate of 57% from two customers within the DNA Tagging and Security Products and Services segment.

Two customers accounted for 92% of the Company’s accounts receivable at December 31, 2025 and three customers accounted for 99% of the Company’s accounts receivable at September 30, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the At the Market Offering (“ATM”) (See Note G), offering costs in the aggregate of approximately $259,000 were incurred, and were recorded to deferred offering costs on the condensed consolidated balance sheet as of December  31, 2025.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Segment Reporting

Historically, the Company operated in three reportable segments: (1) Therapeutic DNA Production Services; (2) MDx Testing Services; and (3) DNA Tagging and Security Products and Services. As a result of the strategic restructuring during the fiscal year ended September 30, 2025, regarding the closure of its clinical laboratory, effective June 27, 2025, the Company’s MDx Testing Services segment is being reported in discontinued operations. Also, as a result of launching the Company’s DAT strategy in October 2025, the Company has added a new reportable segment; Digital Asset Treasury.   Resources are allocated by the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) whom, collectively, the Company has determined to be its Chief Operating Decision Maker (“CODM”). The following is a brief description of the Company’s reportable segments.

Digital Asset Treasury — Segment operations consist of  managing the Company’s digital assets and implementing its DAT strategy.

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

All the Company’s BNB are held by Build & Build, LLC, a wholly owned subsidiary. The Company has designated a principal market for BNB based on the market that it has access to and has the greatest volume and level of orderly transactions for BNB. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines. Because BNB trades continuously across global markets, the Company applies a consistent valuation cut-off at midnight UTC on the reporting date to determine fair value.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments continued

The Company’s digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs) as of the reporting date.

The Company’s OBNB Trust Units are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs) as of the reporting date.

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the CFO, determine its valuation policies and procedures.

As of December 31, 2025, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

Recent Accounting Standards

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending September 30, 2028, with early adoption permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively with the option of retrospective application. The Company adopted this ASU as of October 1, 2025. The adoption of this ASU did not have a significant impact on its disclosures.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2025	2025
	(unaudited)
Raw materials	$45,531	$65,503
Work-in-progress	14,723	—
Finished goods	29,700	18,599
Total	$89,954	$84,102

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE D — DIGITAL ASSETS

The following table sets for the units held, costs basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheet as of December 31, 2025:

Digital Assets	Number of
held:	Tokens	Cost	Fair value
BNB	8,259	$8,863,374	$7,130,817

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt.  Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using a quoted price in active markets (Level 1 inputs).  Fair Value presents the quoted prices on a principal market at midnight UTC on the  measurement date.

The following table summarizes the Company's digital asset holdings as of:

Balance
Fair Value on - October 1, 2025	$—
Purchases	8,863,374
Loss from fair value measurement of BNB	$(1,732,557)
Ending balance - December 31, 2025	$7,130,817

NOTE E — INVESTMENT IN DIGITAL ASSET TRUST

Investment in digital asset trust measured at fair value consist of the following as of December 31, 2025:

	Number of
Investment held:	Units	Cost	Fair value
OBNB Trust	435,638	$11,434,720	$7,950,711

The following table summarizes the Company's OBNB Trust Units investment holdings as of:

Balance
Fair Value on - October 1, 2025	$—
Purchases	11,434,720
Loss from fair value measurement of OBNB Trust Units	$(3,484,009)
Ending balance - December 31, 2025	$7,950,711

NOTE F — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31,	September 30,
	2025	2025
	(unaudited)
Accounts payable (related party amounts of $89,167 and $0 are included at December 31, 2025 and September 30, 2025, respectively)	$1,251,750	$844,781
Accrued salaries payable	610,900	1,128,270
Other accrued expenses	277,869	285,325
Total	$2,140,519	$2,258,376

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE G — CAPITAL STOCK

Nasdaq Ticker Change

Effective October 7, 2025 the Company changed its ticker symbol on the Nasdaq Capital Market from “APDN” to “BNBX”.

At the Market Offering

On November 4, 2025 the Company entered into an At The Market Offering Agreement (the “ATM”) with Lucid Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock with an aggregate offering price of up to $8,157,932 through the Agent. Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. During the quarter ended December 31, 2025, the Company sold 10,759 shares of common stock for net proceeds of $30,749, after deducting commissions of $983.

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

In the Cryptocurrency Private Placement, the Company issued 3,444,191 pre-funded warrants (“the Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “Pre-Funded Warrants”) at an offering price of $3.32 per share, to purchase the Company’s common stock at a per share exercise price of $0.0001 per share and an equal number of Series E-2 Warrants (the “Series E-2 Warrants” and, together with the Series E-1 Warrants, the “Series E Warrants”) to purchase shares of common stock at a per share exercise price of $3.82.  The Series E Warrants and the Pre-Funded Warrants were classified as equity in the accompanying condensed consolidated balance sheet.

The Company received a total of $24.9 million in net proceeds after deducting placement agent fees and offering costs, which consisted of $7.6 million in cash, net of placement agent fees and offering costs, $5.9 million in USDC and $11.4 million in OBNB Trust Units

The Pre-Funded Warrants are exercisable at $0.0001 per share, and the Series E Warrants are exercisable at $3.82 per share over a five-year term and expire on October 3, 2030. Exercise of the Cryptocurrency Pre-Funded Warrants was contingent upon obtaining stockholder approval and the delivery of unencumbered subscription funds. Stockholder Approval was obtained on December 12, 2025.

The Company entered into registration rights agreements with the accredited investors, committing to file an SEC registration statement for the resale of the securities within 30 days of the closing dates. In Compliance with the Registration Rights Agreements, the Company filed the required resale registration statement on October 30, 2025 and it was declared effective by the SEC on December 29, 2025. Lucid Capital Markets acted as the sole placement agent.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE G — CAPITAL STOCK continued

During and subsequent to the quarter ended December 31, 2025, 406,730 and 475,270, respectively of the Pre-Funded Warrants were exercised.

Strategic DAS Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Digital Assets Services Agreement (the “Strategic DAS Agreement”) with Cypress LLC, a Puerto Rico limited liability company, and a related party (the “Services Provider”), pursuant to which the Company appointed the Services Provider to provide discretionary asset management services (i) in compliance with the Company’s BNB Strategy, (ii) with respect to any other cryptocurrency or digital asset strategies subject to the Company’s approval, in each case, solely with respect to the Account Assets (as defined below) in the accounts or cryptocurrency “wallets” identified by the Company after consultation with the Services Provider for an initial term of five years, which will automatically and without further action renew for successive one year terms unless the Company or the Services Provider notifies the other in writing of its desire not to renew the Strategic DAS Agreement at least thirty days prior to the expiration of the term in effect.

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

During the three-months ended December 31, 2025, the Company did not incur any expenses under this agreement.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE G — CAPITAL STOCK continued

Strategic Advisor Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Advisor Agreement with Cypress Management LLC, a Puerto Rico limited liability company (the “Strategic Advisor”), and a related party, pursuant to which the Company appointed the Strategic Advisor to provide strategic advice, guidance and technical advisory services relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of five years, which will automatically and without further action renew for successive one year terms unless the Company or the Strategic Advisor notifies the other in writing of its desire not to renew the Strategic Advisor Agreement at least thirty days prior to the expiration of the term in effect. The Strategic Advisor or the Company may terminate the Strategic Advisor Agreement immediately upon written notice to the other party if the Company or the Strategic Advisor, as applicable, materially breaches the Strategic Advisor Agreement and fails to cure such breach within thirty days after receipt of such written notice. Either the Company or the Strategic Advisor may terminate the Strategic Advisor Agreement by mutual agreement at any point during the term. Either the Company or the Services Provider may terminate the Strategic Advisor Agreement by giving a termination notice to the other party if the other party (a) voluntarily files or has filed against it a petition under applicable bankruptcy or insolvency laws that is not released within sixty days after filing, (b) proposes any dissolution, composition or financial reorganization with creditors or if a receiver, trustee, custodian or similar agent is appointed or takes possession with respect to all or substantially all property or business of such party, or (c) makes a general assignment for the benefit of creditors, and such termination would become effective ten days after receipt of the termination notice.  The Strategic Advisor Agreement shall automatically terminate upon termination of the Strategic DAS Agreement.

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

During the quarter ended December 31, 2025 the Company incurred $180,000 in fees under the Strategic Advisor Agreement. The Company also recorded $7,985,569 for the fair value of the Advisory Warrants, which was included in consulting expense for the quarter ended December 31, 2025.

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

The Company recorded $840,585 for the fair value of the Consultant Warrants, which was included in consulting expense for the quarter ended December 31, 2025.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE G — CAPITAL STOCK continued

Chief Investment Officer

On October 1, 2025, the Company appointed Patrick Horsman, an affiliate of the Services Provider and Strategic Advisor, as the Chief Investment Officer of the Company. Mr. Horsman receives monthly consulting compensation of $29,167 for serving as the Company’s Chief Investment Officer but is not an executive officer of the Company. Mr. Horsman is also an affiliate of the Strategic Advisor, which together with its affiliates provides services to the Company for compensation of approximately $720,000 on an annual basis.  The Company recorded $111,616 in consulting and travel expenses under this agreement for the quarter ended December 31, 2025.

NOTE H — WARRANTS, STOCK OPTIONS and RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2025	3,121,203	$7.98
Granted	16,197,178	3.79
Exercised	(549,338)	5.13
Cancelled or expired	(10,440)	5.13
Balance at December 31, 2025	18,758,603	$8.93

During the three-months ended December 31, 2025, 142,608 of the May 2024 Series A Warrants were exercised  for proceeds of $731,764.

Stock Options

On December 12, 2025, at a special meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 5,000,000 shares.

During the quarter ended December 31, 2025, the Company granted 168,776 stock options to executive officers. The options have a strike price of $2.52 and vest 25% per quarter and become fully vested on the one-year anniversary from the date of grant.

The fair value of options granted during the three months ended December 31, 2025 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Stock price	$2.52
Exercise price	$2.52
Expected term	5.30
Dividend yield	—
Volatility	161%
Risk free rate	3.73%

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE H — WARRANTS, STOCK OPTIONS and RESTRICTED STOCK UNITS continued

The Company recorded $633,120 as stock compensation expense within selling, general and administrative for the quarter ended December 31, 2025, which included $19,656 of expense related to the restricted stock units disclosed below. The weighted average grant date fair value per share for options granted during the three months ended December 31, 2025 was $2.38.

Restricted Stock Units

Restricted stock unit awards are valued at the market price of the Company's Common Stock on the grant date.

On October 17, 2025, the Company granted 168,628 restricted stock units to executive officers and members of the board of directors and 31,300 restricted stock units to employees, respectively, which vest ninety days from the date of grant.

NOTE I — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under an operating lease in Stony Brook, New York for its former corporate headquarters. The lease was for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term was for three years and expired on February 1, 2026. The lease for the corporate headquarters required monthly payments of $48,861, which was adjusted annually based on the US Consumer Price Index (“CPI”) and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. On January 20, 2026, The Company entered into a new lease agreement for a total of 2,095 square feet for its new corporate headquarters in Stony Brook, New York, which includes both office space and two laboratories for a combined monthly payment of $8,665. The new lease term commenced on February 1, 2026 and will expire on January 31, 2027.  On September 19, 2025, the Company entered into a lease agreement for approximately 175 square feet of office space in Windermere, Florida. This lease expires on September 30, 2026, and has monthly payments of $1,489. The lease for our new corporate headquarters, as well as the office space lease in Florida are both considered short-term lease obligations. The total rent expense for the quarters ended December 31, 2025 and 2024 was $161,787 and $188,558, respectively.

Employment Agreement

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

Pursuant to the Employment Agreements, Mr. Shorrock’s and Ms. Jantzen’s annual base salary will each be $400,000. In October 2025, Mr. Shorrock was paid a one-time cash bonus of $175,000 and Ms. Jantzen was paid a one-time cash bonus of $150,000. Mr. Shorrock and Ms. Jantzen both received stock options to purchase shares of common stock with a grant-date fair value of $200,000 which will vest quarterly over one year. These options were granted on December 15, 2025 at an exercise price of $2.52. Mr. Shorrock and Ms. Jantzen will each be eligible for a performance bonus in the event the Company enters into a strategic transaction (such as, but not limited to a merger, sale or licensing of all or substantially all of the Company assets that existed prior to September 17, 2025), or a restructuring, equal to five percent (5.0%) of the net proceeds of the strategic transaction or net absolute cash retained at the time of the restructuring. The Board, acting in its discretion, may grant cash or equity/options/restricted stock units to Mr. Shorrock and Ms. Jantzen for achieving or progressing stated company goals.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE I — COMMITMENTS AND CONTINGENCIES continued

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

NOTE J — SEGMENT INFORMATION

As detailed in Note B above, the Company currently has three reportable segments; (1) Therapeutic DNA Production Services, (2) Digital Asset Treasury, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, and CFO whom, collectively the Company has determined to be our CODM. As a result of the strategic restructuring during the fiscal year ended September 30, 2025, regarding the closure of its clinical laboratory, effective June 27, 2025, the Company’s MDx Testing Services segment is being reported in discontinued operations.

Information regarding operations by segment for the three-months ended December 31, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Digital Asset Treasury	Consolidated
Revenues:
Product revenues	$450,548	$104,545	$—	$555,093
Service revenues	1,263	9,038	—	10,301
Less intersegment revenues	—	—	—	—
Total revenues	$451,811	$113,583	$—	$565,394

Gross profit	$308,610	$6,747	$—	$315,357

Segment operating expenses
Selling, general and administrative	$610,078	$46,979	$9,856,094	$10,513,151
Loss from fair value measurement of digital assets	—	—	1,732,557	1,732,557
Loss from fair value measurement of investments	—	—	3,484,009	3,484,009
Research and development	421,974	24,843	—	446,817
Total segment operating expenses	$1,032,052	$71,822	$15,072,660	$16,176,534
Loss from segment operations (a)	$(723,442)	$(65,075)	$(15,072,660)	$(15,861,177)

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE J — SEGMENT INFORMATION continued

Information regarding operations by segment for the three-months ended December 31, 2024 is as follows:

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE J – SEGMENT INFORMATION, continued

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows for the three months ended:

	December 31,
	2025	2024
Loss from operations of reportable segments (a)	$(15,861,177)	$(2,053,546)
General corporate expenses (b)	(2,847,104)	(910,455)
Interest income	9,143	71,440
Unrealized gain on change in fair value of warrants classified as a liability	370	244,000
Other income (expense), net	92,586	(20,152)
Consolidated loss before provision for income taxes	$(18,606,182)	$(2,668,713)
(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of Selling, general and administrative expenses that are not specifically identifiable to a segment.

NOTE K — DISCONTINUED OPERATIONS

On June 27, 2025, the Company implemented a strategic restructuring and realignment of resources to focus exclusively on its Therapeutic DNA Production Services business. As part of actions undertaken, the Company implemented a workforce reduction of approximately 27% of its then current headcount and has ceased operations at ADCL.

The following table presents the major classes of ADCL’s results within Net loss from discontinued operations, net of tax in the condensed consolidated statement of operations for the three months ended December 31, 2024:

Three Months Ended December 31,
2024
Clinical laboratory service revenues	$326,326

Cost of clinical laboratory service revenues	248,458

Gross profit	78,068

Selling, general and administrative	63,823
Interest (income)	(3,143)
Other expense, net	—
Net income from discontinued operations	17,188
Provision for income taxes	—
Net income from discontinued operations, net of tax	$17,188

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(unaudited)

NOTE K — DISCONTINUED OPERATIONS, continued

Assets and liabilities of discontinued operations associated with ADCL presented in the consolidated balance sheets as of December 31, 2025 and September 30, 2025 are included in the following table:

	December 31,	September 30,
	2025	2025
ASSETS
Cash and cash equivalents	$971	$6,971
Accounts receivable, net	—	—
Inventories	—	—
Prepaid expenses and other current assets	—	—
Total current assets of discontinued operations	—	6,971
Property and equipment, net	—	—
Total assets of discontinued operations	971	6,971

LIABILITIES
Accounts payable and accrued liabilities	—	—
Total liabilities of discontinued operations	$—	$—

NOTE L — SUBSEQUENT EVENTS

On February 2, 2026, the Board of Directors appointed James Haft to serve as a director and as a member of the Nominating Committee of the Board, effective February 2, 2026, until his successor has been duly elected and qualified, or until his earlier resignation or removal. At the time of Mr. Haft’s appointment, the Board had a vacancy as the result of Ms. Schmalz Shaheen’s resignation.

For Mr. Haft’s services as a director, on February 2, 2026, the Board approved and entered into a letter agreement (the “Letter Agreement”) with Mr. Haft. Pursuant to the terms of the Letter Agreement, Mr. Haft received (i) a one-time cash fee of $40,000, and (ii) an initial option grant to purchase up to 93,000 shares of the Company’s common stock (“Initial Option Grant”) at a price of $1.31 per share. The Initial Option Grant will vest in four equal installments on May 2, 2026, August 2, 2026, November 2, 2026 and February 2, 2027.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2025, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our projections regarding our expectation that our LineaRx subsidiary will significantly narrow its losses and approach profitability;
●	our business strategy and the timing of our expansion plans, including our BNB Strategy (as defined below);
●	failure to realize the anticipated benefits of the digital asset treasury strategy;
●	risks related to the Company’s ability to raise and deploy capital effectively;
●	risks related to an unproven BNB yield generation strategy;
●	the risk that the price of our common stock may be highly correlated to the price of the digital assets that we hold;

●	risks related to increased competition in the industries in which the Company does and will operate;
●	risks relating to the treatment of cryptocurrency assets for U.S. and foreign tax purposes; and
●	risks related to the unknown returns that the Company’s BNB Strategy (as defined below) will generate.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the highly volatile nature of the price of BNB and other cryptocurrencies;
●	the risks relating to the Company’s operations and business;
●	demand for products and services provided by our LineaRx subsidiary;
●	our ability to sell or otherwise monetize our LineaRx subsidiary and/or our LineaRx technology platforms;
●	changes in the business market, financial, political and regulatory conditions;
●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;
●	risks relating to market volatility, cybersecurity and custody of digital assets, potential changes in laws or accounting standards relating to cryptocurrency, and regulatory developments affecting BNB;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.
●	the possibility that our current holdings of BNB and/or our OBNB Trust Units could subject us to additional regulation that could materially impact the operations of our treasury strategy and our business, including but not limited to being classified as an investment company under the Investment Company Act.
●	if we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, LinearDNA™ and LineaIVT™. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report on Form 10 - Q are the property of the respective owners.

Introduction

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

BNB Strategy

We launched our DAT strategy in October 2025 with the closing of the Private Placement wherein we received $26.8 million gross proceeds in cash and cryptocurrency assets with the potential for up to an additional $30.8 million in cash gross proceeds in future investment from warrant exercises. Our current strategy is to primarily focus our resources on our BNB-focused DAT strategy wherein we manage digital assets, primarily in the native cryptocurrency of the Binance Coin blockchain commonly referred to as “BNB”, including staking, restaking, and liquid staking of BNB, and participation in other unique Binance ecosystem and DeFi yield opportunities to contribute the BNB to the Company’s treasury operations (together, the “BNB Strategy”). Currently, the Company is in the process of accumulating BNB tokens and building the framework necessary to implement its BNB Strategy.

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

In addition, the Company currently holds units of OBNB Trust Units. The Company plans to pursue opportunities to sell the OBNB Trust Units for cash to purchase additional BNB that will be used to further our BNB Strategy. Alternatively, the Company seeks to access the OBNB Trust Units’ underlying BNB assets in coordination with the administrator of the OBNB Osprey BNB Chain Trust and if successful, use the redeemed BNB assets to further its BNB Strategy.

On October 6, 2025, the Company’s Board of directors authorized, and its officers implemented, a restructuring plan pursuant to which the Company reduced overall operating expenses to focus resources on its BNB Strategy. The restructuring plan includes a reduction of the Company’s workforce by sixteen (16) employees, or approximately 60%. We incurred  aggregate pre-tax charges in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by December 31, 2025 and associated charges  of approximately $1.2 million were recorded in the quarter ended December 31, 2025 and approximately $138,000 is expected to be incurred during second quarter of fiscal 2026.

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

Comparison of Results of Operations for the Three -Months Ended December 31, 2025 and 2024

Revenues

Product revenues

For the three-months ended December 31, 2025 and 2024, we generated $555,093 and $495,847 in revenues from product sales, respectively. Product revenue increased by $59,246 or 12% for the three-months ended December 31, 2025 as compared to the three-months ended December 31, 2024. The increase in product revenues was due to an increase of approximately $362,000 in sales to a large-scale DNA manufacturing customer and the timing of related orders within our Therapeutic DNA Production Services segment.  This increase was offset by a net decrease in our DNA Tagging and Security Products and Services segment of approximately $295,000  year over year in cotton DNA tagging revenue.

Service Revenues

For the three-months ended December 31, 2025 and 2024, we generated $10,301 and $374,444 in revenues from sales of services, respectively. The decrease in service revenues of $364,143 or 97% for the three-months ended December 31, 2025, as compared to the same period in the prior fiscal year is attributable to a decrease of $302,000 within our DNA Tagging and Security Products and Services segment due to a decrease in our textile isotopic testing services as we stopped providing these services during the prior fiscal year. This decrease was also attributable to a decrease of $58,000 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Cost and Expenses

Gross Profit

Gross profit for the three-months ended December 31, 2025, decreased by $290,882 or 48% to $315,357 from $606,239 for the three-months ended December 31, 2024. The gross profit percentage was 56% and 70% for the three-months ended December 31, 2025 and 2024, respectively. The decrease in gross profit percentage was primarily the result of a change in product mix as there was a significant decrease in service revenue during the quarter ended December 31, 2025 as compared to prior fiscal year period.

Selling, General and Administrative

Selling, general and administrative expenses for the three-months ended December 31, 2025 increased by $10,779,233 or 420% to $13,348,510 as compared to $2,569,277 for the three-months ended December 31, 2024. The increase is primarily attributable to an increase in consulting expense of approximately $9,420,195.  The increase in consulting expense relates to our Digital Asset Treasury segment.  We issued warrants to our strategic consultants with a fair value of approximately $8,826,000 that was recorded to consulting expense for the three-months ended December 31, 2025 and represents a one-time charge.  We also incurred consulting expenses under these contracts of approximately $1,132,200 entered into during the switch to a digital asset strategy.   The increase was also the result of an increase in payroll of approximately $798,000 relating to officer and employee bonuses of $496,000 as well as one time severance payments to the former CEO of $340,000.  There was also an increase in stock-based compensation expense of approximately $605,000 during the three-months ended December 31, 2025, which primarily relates to officer, board and employee grants.

Loss from fair value measurement of digital assets

Loss from fair value measurement of digital assets for the three-months ended December 31, 2025 was $1,732,557 and relates to the change in fair value for the BNB units held as of December 31, 2025

Loss from fair value measurement of investment in digital asset trust

Loss from fair value measurement of investment in digital asset trust for the three-months ended December 31, 2025 was $3,484,009 and relates to the change in fair value for the OBNB Trust Units held as of December 31, 2025.

Research and Development

Research and development expenses decreased to $458,562 for the three-months ended December 31, 2025 from $1,015,010 for the three-months ended December 31, 2024, a decrease of $556,448 or 55%. This decrease is primarily due to a decrease of approximately $375,000 for the development of an enzyme for use in our Therapeutic DNA Production Services segment during the prior fiscal year period. Additional decreases include decreases in laboratory supplies of $33,000, service contracts of $38,000 as well as payroll expense of approximately $58,000.

Interest income

Interest income for the three-months ended December 31, 2025 decreased $59,156 or 87% to $9,143 as compared to $68,299 in the three-months ended December 31, 2024 due to interest earned on our money market accounts.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three-months ended December 31, 2025 and 2024 was $370 and $244,000, respectively, which relates to the change in fair value of the warrants that are classified as a liability.

Other income (expense), net

Other income (expense), net for the three-months ended December 31, 2025 and 2024, was income of  $92,586 and expense of $20,152, respectively. This increase is attributable to the sale of our  textile library related to our former isotope business, as well as the sale of equipment during the three-months ended December 31, 2025.

Loss from operations

Loss from operations increased $15,730,233, or 528% to $18,708,281 for the three-months  ended December 31, 2025 compared to $2,978,048 for the three-months ended December 31, 2024 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and building our BNB Strategy.  As of December 31, 2025, we had working capital of $2,905,088. For the three-months ended December 31, 2025, we used cash in operating activities of $5,545,124 consisting primarily of our loss of $18,606,182 net with non-cash adjustments of $48,798 in depreciation and amortization charges, $370 in unrealized gain on change in fair value of warrants classified as a liability, $1,732,557 in loss from fair value measurement of digital asset, $3,484,009 in loss from fair value measurement of investment in digital asset trust, $8,826,154 for warrants issued to consultants, and $633,120 in stock-based compensation expense. Additionally, we had a net increase in operating assets of $1,346,324 and a net decrease in operating liabilities of $316,886. At December 31, 2025, we had cash and cash equivalents of $2,450,536.

We have recurring net losses which have resulted in an accumulated deficit of $397,786,765 as of December 31, 2025.   We incurred a net loss of $18,606,182 and generated negative operating cash flow of $5,545,124 for the three-months ended December 31, 2025.

The Company’s current capital resources include cash and cash equivalents, and cryptocurrency assets. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note G to the accompanying condensed consolidated financial statements, during October 2025, the Company closed the Private Placement of its common stock and/or pre-funded warrants, and Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the Private Placement, the Company received $26.8 million in gross proceeds. The Company also received proceeds from warrants exercised of approximately $732 thousand during the three-months ended December 31, 2025 and is actively implementing its BNB strategy.

The Company estimates that it will have sufficient cash and cash equivalents, as well as liquid cryptocurrency to fund operations for the next twelve months from the date of filing this quarterly report. Our digital asset, as well as our investment in digital asset trust are considered longer-term investments and we do not believe we will need to sell and or our Digital asset treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Digital asset treasury as part of our treasury management operations.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Digital assets; and
●	Investment in digital asset trust.

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

Digital Assets

In December 2023, the FASB issued ASU 2023-08, Digital Assets, which provides guidance on the recognition, measurement, presentation, and disclosure of digital assets through the creation of ASC 350-60 – Intangibles – Goodwill and Other – Crypto Assets. ASU 2023-08 became effective for all entities for fiscal years beginning after December 15, 2024.  The Company accounts for its digital assets, including BNB tokens, in accordance with ASC 350 – Intangibles – Goodwill and Other. The Company has determined its digital assets meet the scoping criteria of ASC 350-60, which requires eligible crypto assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820 – Fair Value Measurement, using quoted prices in active markets. The Company has designated a principal market based on the market that the Company has access to and has the greatest volume and level of activity of BNB for determining the fair value of BNB tokens.

The Company deposits certain digital assets with a third-party exchange to facilitate trading activities. Assets held on this exchange are maintained in accounts under the Company’s exclusive control. The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within gain/loss from fair value measurement of digital assets. Realized gains and losses from the derecognition of digital assets would be included in the realized gain/loss on digital assets in the condensed consolidated statements of operations. Although the Company has not disposed of any digital assets during the reporting period, in the event there are disposals in the future, the Company will use the specific identification method to calculate the realized gains/losses on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Digital assets purchased using USDC are refelected as non-cash investing activites in the condensed consolidated statements of cash flows.

Investment in Digital Asset Trust

The Company currently holds units of OBNB Osprey BNB Chain Trust (the “OBNB Trust Units”), as detailed more in Note G.  The OBNB Trust Units are publicly traded and have readily determinable fair value as defined in ASC 321-10-20.  Accordingly, the Company measures the OBNB Trust Units at fair value with changes in fair value recognized in earning in the period of change.

Off-Balance Sheet Arrangements

As requirement of our prior lease agreement for our former corporate headquarters entered into during January 2023, in lieu of security deposit, we provided a standby letter of credit of $750,000. The letter of credit is effective through March 2026.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as of September 30, 2025. The material weakness is further described below.

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

Changes in Internal Control over Financial Reporting

During the three-months ended December 31, 2025, the Company implemented controls for our digital asset strategy. Other than the plan discussed above under “Remediation of Material Weakness,” and the implementation of controls related to our digital asset strategy, there were no other changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A. — Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 22, 2025, and as updated and supplemented in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Eighth Certificate of Amendment, effective June 2, 2025	S-8	3.1	333-293084	01/30/2026
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-laws, effective November 7, 2024	S-1	3.2	333-283315	11/19/2024
4.1	Form of Prefunded Warrant	8-K	4.1	001-36745	10/01/2025
4.2	Form of Common Warrant	8-K	4.2	001-36745	10/01/2025
4.3	Form of Cryptocurrency Prefunded Warrant	8-K	4.3	001-36745	10/01/2025
4.4	Form of Cryptocurrency Common Warrant	8-K	4.4	001-36745	10/01/2025
4.5	Form of Advisory Warrant	8-K	4.5	001-36745	10/01/2025
4.6	Form of Placement Agent Warrant	8-K	4.6	001-36745	10/01/2025
10.1∧	Form of Cash Securities Purchase Agreement, dated as of September 29, 2025, between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.1	001-36745	10/01/2025
10.2∧	Form of Cryptocurrency Securities Purchase Agreement, dated as of September 29, 2025, between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.2	001-36745	10/01/2025
10.3	Form of Cash Registration Rights Agreement by and between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.3	001-36745	10/01/2025
10.4	Form of Cryptocurrency Registration Rights Agreement by and between Applied DNA Sciences, Inc. and each Purchaser (as defined therein).	8-K	10.4	001-36745	10/01/2025
10.5∧	Strategic Digital Asset Services Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Cypress LLC.	8-K	10.5	001-36745	10/01/2025
10.6∧	Strategic Advisor Agreement, dated September 29, 2025, by and between Applied DNA Sciences, Inc. and Cypress Management, LLC.	8-K	10.6	001-36745	10/01/2025
10.7	At The Market Offering Agreement, dated November 4, 2025, by and between Applied DNA Sciences, Inc. and Lucid Capital Markets, LLC	8-K	1.1	001-36745	11/4/2025
10.8+	Conformed version of Applied DNA Sciences, Inc. 2020 Equity Incentive Plan, as most recently amended by the Amendment to the Applied DNA Sciences, Inc. 2020 Equity Incentive Plan, effective December 12, 2025	S-8	10.1	333-293084	01/30/2026
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

						X

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Form of Consulting Agreement, dated October 1, 2025, by and between Applied DNA Sciences, Inc. and Patrick Horsman	8-K	99.1	001-36745	11/4/2025
101 INS*	Inline XBRL Instance Document					X
101 SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB*	Inline XBRL Extension Label Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

*   Filed herewith

** Furnished herewith

+   Management contract or compensatory plan or arrangement.

∧   Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

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

BNB Plus Corp.

Dated: February 12, 2026	/s/ CLAY SHORROCK
Clay Shorrock
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 12, 2026	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)