Form 10-Q
period 2026-03-31
BNB PLUS CORP.
filed 2026-05-15
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36745

BNB Plus Corp.

(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Health Sciences Drive
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

☐   Yes    ☒    No

On May 12, 2026, the registrant had 7,197,228 shares of common stock outstanding.

BNB Plus Corp. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2026

Part I - Financial Information

Item 1 - Financial Statements

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$949,091	$1,667,800
Accounts receivable, net of allowance for credit losses of $0 at March 31, 2026 and September 30, 2025	303,265	237,400
Inventories	115,395	84,102
Prepaid expenses and other current assets	1,310,814	242,153
Current assets of discontinued operations	—	6,971
Total current assets	2,678,565	2,238,426

Property and equipment, net	173,729	242,720

Other assets:
Restricted cash	—	750,000
Security deposit	—	2,977
Digital assets	1,335,076	—
Digital asset receivable -from custodian	3,712,404	—
Investment in digital asset trust	5,401,912	—
Operating right of use asset	—	193,249
Deferred offering costs	333,178	1,010,069
Total assets	$13,634,864	$4,437,441

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,469,692	$2,258,376
Operating lease liability, current	—	193,250
Deferred revenue	3,772	12,285
Total current liabilities	1,473,464	2,463,911

Long term accrued liabilities	31,467	31,467
Warrants classified as a liability	—	370
Total liabilities	1,504,931	2,495,748

BNB Plus Corps. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2026 and September 30, 2025	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of March 31, 2026 and September 30, 2025; 5,667,469 and 1,662,601 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	5,669	1,663
Additional paid in capital	416,951,861	381,463,459
Accumulated deficit	(404,451,992)	(379,160,375)
BNB Plus Corp. stockholders’ equity	12,505,538	2,304,747
Noncontrolling interest	(375,605)	(363,054)
Total equity	12,129,933	1,941,693

Total liabilities and equity	$13,634,864	$4,437,441

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues
Product revenues	$1,007,903	$548,638	$1,562,996	$1,044,485
Service revenues	16,208	214,184	26,509	588,628
Total revenues	1,024,111	762,822	1,589,505	1,633,113

Cost of product revenues	197,325	367,304	447,362	631,356

Gross profit	826,786	395,518	1,142,143	1,001,757

Operating expenses:
Selling, general and administrative	2,591,647	2,923,704	15,940,157	5,492,981
Realized gain on derivative written call options	(21,573)	—	(21,573)	—
Loss from change in fair value of digital assets	2,086,347	—	3,818,904	—
Loss from fair value measurement of investment in digital asset trust	2,548,799	—	6,032,808	—
Research and development	372,149	849,358	830,711	1,864,368
Total operating expenses	7,577,369	3,773,062	26,601,007	7,357,349

LOSS FROM OPERATIONS	(6,750,583)	(3,377,544)	(25,458,864)	(6,355,592)

Interest income	3,761	60,195	12,904	128,494
Unrealized gain on change in fair value of warrants classified as a liability	—	68,430	370	312,430
Other income (expense), net	81,663	(3,095)	174,249	(23,247)

Loss before provision for income taxes	(6,665,159)	(3,252,014)	(25,271,341)	(5,937,915)

Income tax provision benefit	—	—	—	—

Net loss from continuing operations	$(6,665,159)	$(3,252,014)	$(25,271,341)	$(5,937,915)
Net loss from discontinued operations, net of tax	—	(84,106)	—	(66,918)

NET LOSS	$(6,665,159)	$(3,336,120)	$(25,271,341)	$(6,004,833)

Less: Net (income) loss attributable to noncontrolling interest	(68)	31,945	12,551	61,246
NET LOSS attributable to BNB Plus Corp.	$(6,665,227)	$(3,304,175)	$(25,258,790)	$(5,943,587)
Deemed dividend related to warrant modifications	—	(23,919,429)	(32,827)	(38,826,652)
NET LOSS attributable to common stockholders	(6,665,227)	$(27,223,604)	(25,291,617)	$(44,770,239)

Net loss per share attributable to common stockholders-basic and diluted from continuing operations	$(0.68)	$(229.59)	$(2.85)	$(506.49)
Net loss per share attributable to common stockholders-basic and diluted from discontinued operations	$—	(0.71)	—	(0.76)

Net loss per share attributable to common stockholders-basic and diluted	$(0.68)	$(230.30)	$(2.85)	$(507.25)

Weighted average shares outstanding-basic and diluted	9,735,631	118,206	8,870,357	88,261

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six-Month Period ended March 31, 2025
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2024	13,755	$14	$318,815,358	$(309,672,755)	$(174,532)	$8,968,085
Exercise of warrants	3,422	3	508,597	—	—	508,600
Stock based compensation expense	—	—	28,973	—	—	28,973
Deemed dividend - warrant repricing	—	—	14,907,223	(14,907,223)	—	—
Common stock and pre-funded warrants issued in registered direct offering, net of offering costs	27,083	27	5,712,673	—	—	5,712,700
Exercise of warrants, cashlessly	27,895	28	(28)	—	—	—
Net loss	—	—	—	(2,639,412)	(29,301)	(2,668,713)
Balance, December 31, 2024	72,155	$72	$339,972,796	$(327,219,390)	$(203,833)	$12,549,645
Exercise of warrants	30,003	30	984,142	—	—	984,172
Exercise of warrants, cashlessly	314,845	315	(315)	—	—	—
Deemed dividend - warrant repricing	—	—	23,919,429	(23,919,429)	—	—
Adjustment for reverse split	5,092	5	(5)	—	—	—
Stock based compensation expense	—	—	26,511	—	—	26,511
Net loss	—	—	—	(3,304,175)	(31,945)	(3,336,120)
Balance, March 31, 2025	422,095	$422	$364,902,558	$(354,442,994)	$(235,778)	$10,224,208

	Six-Month Period ended March 31, 2026

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2025	1,662,601	$1,663	$381,463,459	$(379,160,375)	$(363,054)	$1,941,693
Exercise of warrants	142,608	143	731,621	—	—	731,764
Exercise of warrants, cashlessly	406,730	407	(407)	—	—	—
Stock based compensation expense	—	—	633,120	—	—	633,120
Common stock and pre-funded warrants issued in PIPE, net of offering cost	2,549,573	2,550	24,900,300	—	—	24,902,850
Issuance of warrants to consultants	—	—	8,826,154	—	—	8,826,154
Common stock issued on ATM, net of offering costs	10,759	11	30,738	—	—	30,749
Deemed dividend - warrant repricing	—	—	32,827	(32,827)	—	—
Net loss	—	—	—	(18,593,563)	(12,619)	(18,606,182)
Balance December 31, 2025	4,772,271	4,774	416,617,812	(397,786,765)	(375,673)	18,460,148
Exercise of warrants, cashlessly	695,270	695	(695)	—	—	—
Stock based compensation expense	—	—	334,944	—	—	334,944
Shares issued upon restricted stock vesting	199,928	200	(200)	—	—	—
Net loss	—	—	—	(6,665,227)	68	(6,665,159)
Balance, March 31, 2026	5,667,469	$5,669	$416,951,861	$(404,451,992)	$(375,605)	$12,129,933

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,271,341)	$(6,004,833)
Net loss from discontinued operations	—	(66,918)
Net loss from continuing operations	$(25,271,341)	$(5,937,915)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	68,991	130,028
Loss on write-off of property and equipment	—	5,212
Unrealized gain on change in fair value of warrants classified as a liability	(370)	(312,430)
Loss from change in fair value of digital assets	3,818,904	—
Loss from fair value measurement of investment in digital asset trust	6,032,808	—
USDC earned for covered call options	(21,573)	—
Digital assets earned	(3,010)	—
Warrants issued to consultants	8,826,154	—
Stock-based compensation	968,064	55,484
Bad debt expense	—	5,423
Change in operating assets and liabilities:
Accounts receivable	(65,865)	(443,808)
Inventories	(31,293)	89,236
Prepaid expenses, other current assets and deposits	(1,044,207)	233,805
Accounts payable and accrued liabilities	(863,500)	(407,628)
Deferred revenue	(8,513)	43,500
Net cash used in operating activities from continuing operations	(7,594,751)	(6,539,093)

Cash flows from investing activities:
Purchase of digital assets	(2,993,501)	—
Purchase of property and equipment	—	(302,198)
Net cash used in investing activities from continuing operations	(2,993,501)	(302,198)

Cash flows from financing activities:
Net proceeds from exercise of warrants	731,764	1,492,772
Capitalized offering costs	(258,268)	—
Net proceeds from common stock sold on ATM	30,749	—
Net proceeds from issuance of common stock and pre-funded warrants	8,608,327	5,712,700
Net cash provided by financing activities from continuing operations	9,112,572	7,205,472

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operating activities	—	27,984
Net provided by discontinued operations	—	27,984
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,475,680)	392,165
Cash, cash equivalents and restricted cash at beginning of period	2,424,771	7,181,095
Cash, cash equivalents and restricted cash at end of period	$949,091	$7,573,260
Less: cash and cash equivalents of discontinued operations	$—	$(91,944)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$949,091	$7,481,316
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—
Non-cash investing and financing activities:
Deemed dividend warrant modifications	$32,827	$38,826,652
Deferred offering costs included in account payable	$74,910	$—
Deferred offering costs reclassified to additional paid in capital	$1,010,069	$—
Reclassification of digital assets to receivable	$3,712,404	$—
OBNB Trust Units received in private placement	$11,434,720	$—
USDC received in private placement	$5,869,873	$—
Shares issued upon restricted stock vesting	$200
Purchase of BNB tokens with USDC	$(5,869,873)	$—
Property and equipment acquired and included in accounts payable	$—	$10,923
Warrants exercised, cashlessly	$1,102	$5,141

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE A — NATURE OF THE BUSINESS

BNB Plus Corp. (formerly Applied DNA Sciences, Inc.) (the “Company”) is a digital asset treasury company that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as its primary reserve asset. By using proceeds from financings, as well as potential cashflow from the Company’s operations, the Company seeks to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native and other decentralized (“DEFi”) finance opportunities (“BNB Strategy”).  The Company’s digital asset, as well as its investment in digital asset trust, comprises the Company’s digital asset treasury, or “DAT”.

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

Company Restructuring and Stock Splits

On October 6, 2025, the Company’s Board of Directors authorized, and its officers implemented, a restructuring plan pursuant to which the Company reduced overall operating expenses to focus resources on its BNB Strategy. The restructuring plan included a reduction of the Company’s workforce by sixteen (16) employees, or approximately 60%. The Company incurred aggregate pre-tax charges in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by December 31, 2025 and associated charges of approximately $233 thousand and $1.4 million were recorded in the three and six months ended March 31, 2026, respectively.

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

All warrant, option, share, and per share information in these financial statements gives retroactive effect to the 2025 Reverse Splits.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2026, and for the three and six-months ended March 31, 2026 and 2025, are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Interim Financial Statements continued

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2025 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 22, 2025. The condensed consolidated balance sheet as of September 30, 2025 contained herein has been derived from the audited consolidated financial statements as of September 30, 2025 but does not include all disclosures required by GAAP.

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

On November 26, 2025, the Company formed BNBX Ltd., a British Virgin Islands business company and a 100% owned subsidiary of the Company. Pursuant to the Company’s BNB Strategy, BNBX Ltd. is used to house certain of the Company’s cryptocurrency assets.

Liquidity and Management’s Plan

The Company has recurring net losses, which have resulted in an accumulated deficit of $404,451,992 as of March 31, 2026. The Company incurred a net loss of $25,271,341 and incurred negative operating cash flow of $7,594,751 for the six months ended March 31, 2026.

The Company’s current capital resources include cash and cash equivalents, cryptocurrency assets and investments. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note G, during October 2025, the Company closed the Private Placement of its common stock and/or pre-funded warrants, Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the Private Placement, the Company received $24.9 million in net proceeds after deducting placement agent fees and offering costs (consisting of  $7.6 million in cash, net of offering costs, $5.9 million in USDC and $11.4 million in OBNB Trust Units). During the six months ended March 31, 2026, the Company received proceeds from warrants exercised of approximately $732 thousand and $31 thousand from sales of common stock on the ATM (as defined in Note G). Also, subsequent to March 31, 2026, the Company received net proceeds of approximately $854 thousand from sales of common stock on the ATM.

The Company estimates that it will have sufficient cash and cash equivalents, as well as liquid cryptocurrency to fund operations for the next twelve months from the date of filing these financial statements. Our DAT is considered a longer-term investment and we do not believe we will need to sell our DAT within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our digital asset treasury as part of our treasury management operations.

Discontinued Operations

The condensed consolidated financial statements separately report discontinued operations and the results of continuing operations (see Note K). All footnotes exclude discontinued operations unless otherwise noted.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The Company measures revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. The Company’s contracts with customers may include multiple performance obligations (e.g., DNA products, maintenance, authentication services, research and development services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on their relative standalone selling price.

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

March 31, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Months Ended:
	March 31,	March 31,
	2026	2025
Research and development services (point-in-time)	$2,363	$133,547
Product and authentication services (point-in-time):
Asset Marking	—	5,384
Supply chain	48,446	290,229
Large Scale DNA Production	973,302	333,662
Total	$1,024,111	$762,822

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Six Month Period Ended:
	March 31,	March 31,
	2026	2025
Research and development services (point-in-time)	$3,598	$280,989
Product and authentication services (point-in-time):
Supply chain	162,027	1,013,078
Large Scale DNA Production	1,423,880	333,662
Asset marking	—	5,384
Total	$1,589,505	$1,633,113

Contract balances

As of March 31, 2026, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The deferred revenue as of March 31, 2026 consists of authentication services under a contract where consideration has been received and the services have not been fully performed. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet as of March 31, 2025, consisted almost entirely of research and development contracts where consideration has been received and the development services had not yet been performed, as well as authentication services under contracts where consideration had been received and the services had not been fully performed.

The opening and closing balances of the Company’s contract liability balances are as follows:

		October 1,	March 31,	$
	Balance sheet classification	2025	2026	change
Contract liabilities	Deferred revenue	$12,285	$3,772	$8,513

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract liabilities	Deferred revenue	$252,785	$12,285	$240,500

For the three and six months ended March 31, 2026, the Company recognized $0 and $12,285 of revenue that was included in Contract liabilities as of October 1, 2025.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition continued

The opening and closing balances of the Company’s contract asset balances are as follows:

		October 1,	March 31,	$
	Balance sheet classification	2025	2026	change
Contract assets	Accounts receivable	$237,400	$303,265	$65,865

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract assets	Accounts receivable	$328,252	$237,400	$(90,852)

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	March 31,	September 30,
	2026	2025
Cash and cash equivalents	$949,091	$1,667,800
Restricted cash	—	750,000
Total cash, cash equivalents and restricted cash	$949,091	$2,417,800

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

As disclosed in Note G below, as part of the Private Placement Offering, the Company issued pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 per share. These warrants are exercisable and have no expiration date.  As the exercise price is negligible and the warrants are exercisable for little or no cash consideration, the shares underlying the pre-funded warrants are considered outstanding and are included in the weighted-average number of shares used to calculate basic and diluted net loss per share for the three and six months ended March 31, 2026.

The following table presents the calculation of weighted-average shares used in computing basic and diluted net loss per share for the indicated periods ended March 31, 2026:

	March 31, 2026
	Three-months	Six-months
Weighted average common shares outstanding	5,322,528	4,803,859
Add: Weighted average pre-funded warrants	4,413,103	4,066,498
Weighted average shares used in computing basic and diluted net loss per share	9,735,631	8,870,357

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss Per Share continued

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six months ended March 31, 2026 and 2025 are as follows:

	March 31,
	2026	2025
Warrants	18,063,333	852,031
Stock options	724,227	142
Total	18,787,560	852,173

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

The Company deposits certain digital assets with third-party exchanges to facilitate trading activities. Assets held on these exchanges are maintained in accounts under the Company’s exclusive control. The Company also transfers certain BNB tokens to third-party custodians in connection with written call option arrangements.  Under these arrangements, legal title to the transferred tokens passes to the custodian, who retains rehypothecation rights over the tokens.  As the Company does not retain control over these transferred tokens, such tokens are derecognized from the Company’s digital assets balance upon transfer.  The Company records a receivable representing its contractual right to receive equivalent BNB tokens upon expiration of the underlying call option.  The receivable is measured at the fair value of the underlying BNB tokens at each reporting date, with changes in fair value recognized in net loss consistent with the Company’s digital asset fair value policy.

The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within loss from change in fair value of digital assets. Remeasurement of the BNB receivable from custodians is similarly reflected within loss from change in fair value of digital assets as an unrealized gain/loss.  Realized gains and losses from the derecognition of digital assets, including transfers to custodians that meet the criteria for derecognition, are included in the realized loss from change in fair value of digital assets (see Note D). Although the Company has not disposed of any digital assets during the reporting period, other than transfers to custodians in connection with written call option arrangements, as described above, in the event there are disposals in the future, the Company will use the specific identification method to calculate the realized gains/losses on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

The digital asset receivable balance is evaluated for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses.  The allowance for credit losses on digital asset receivables under the current expected credit loss (“CECL”) model is determined by utilizing the probability of default (“PD”) loss given default (“LGD”) approach.  At March 31, 2026, the Company did not record an allowance for credit losses as it was deemed insignificant to the financial statements as a whole.

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Derivative Instruments

The Company uses derivative instruments, including call option contracts to manage exposure to price fluctuations and to generate yield on its digital asset holdings.  All of the Company’s call option contracts are for 4 weeks or less and are considered short-term.  The Company accounts for these call option contracts in accordance with ASC 815.  The derivatives are recognized on the condensed consolidated balance sheet at fair value.  The Company recognized $21,573 for the three and six months ended March 31, 2026 as a realized gain on its covered call option contracts.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2026, the Company had cash and cash equivalents of $323,629 in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2026 was 86% from one customer within the Therapeutic DNA Production Services segment. The Company’s revenue earned from the sale of products and services for the six months ended March 31, 2026 was 80%, from one customer within the Therapeutic DNA Production Services segment.

The Company’s revenues earned from sales of products and services for the three months ended March 31, 2025 included an aggregate of 44% and 11% from two customers within the Therapeutic DNA Production Services segment. The Company’s revenue earned from the sale of products and services for the six months ended March 31, 2025 was 27% and 12% from two customers within the DNA Tagging and Security Products and Services segment and 20% from one customer in the Therapeutic DNA Production Services segments.

Two customers accounted for 85% of the Company’s accounts receivable at March 31, 2026 and three customers accounted for 99% of the Company’s accounts receivable at September 30, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the ATM (See Note G), offering costs in the aggregate of  $333,178 were incurred, and were recorded to deferred offering costs on the condensed consolidated balance sheet as of March 31, 2026.

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Segment Reporting continued

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

The Company’s BNB are held by its wholly-owned subsidiaries; Build & Build, LLC and BNBX, Ltd.. The Company has designated a principal market for BNB based on the market that it has access to and has the greatest volume and level of orderly transactions for BNB. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines. Because BNB trades continuously across global markets, the Company applies a consistent valuation cut-off at midnight UTC on the reporting date to determine fair value.

The Company’s digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs) as of the reporting date.

The Company’s OBNB Trust Units are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs) as of the reporting date.

The Company’s call option contracts are measured at fair value on a recurring basis using industry-standard models (Black-Scholes) with observable market inputs such as spot prices and implied volatility (Level 2 inputs).

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the CFO, determine its valuation policies and procedures.

As of March 31, 2026, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2026	2025
	(unaudited)
Raw materials	$34,985	$65,503
Work-in-progress	—	—
Finished goods	80,410	18,599
Total	$115,395	$84,102

NOTE D — DIGITAL ASSETS

The following table sets forth for the units held, costs basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheet as of March 31, 2026:

Digital Assets	Number of
held:	Tokens	Cost	Fair value
BNB	2,186	$2,345,971	$1,335,076

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

The following table summarizes the Company's digital asset holdings as of:

March 31, 2026
(unaudited)
Fair Value on - October 1, 2025	$-
Purchases	8,866,384
Transfer to custodian - derecognized	(4,025,456)
Loss from fair value measurement of BNB	(3,505,852)
Ending balance -March 31, 2026	$1,335,076

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE D — DIGITAL ASSETS, continued

During the three and six months ended March 31, 2026, the Company transferred 6,077 BNB tokens to Hex Trust  in connection with a written call option arrangement. Under the terms of the custody agreement, legal title to the tokens transferred to the custodian, who retains rehypothecation rights. The Company retains the right to receive equivalent tokens upon expiration of the underlying option. Accordingly, the BNB tokens have been derecognized and a receivable has been recorded representing the Company's right to the return of equivalent tokens.  During the three and six months ended March 31, 2026 the Company recorded $2,496,609 as a realized loss for the derecognition of the digital assets that were transferred to the custodian.  This realized loss in included in Loss from change in fair value of digital assets in the accompanying condensed consolidated statement of operations.

NOTE E — INVESTMENT IN DIGITAL ASSET TRUST

Investment in digital asset trust measured at fair value consist of the following as of March 31, 2026:

	Number of
Investment held:	Units	Cost	Fair value
OBNB Trust	435,638	$11,434,720	$5,401,912

The following table summarizes the Company's OBNB Trust Units investment holdings as of:

Balance
Fair Value on - October 1, 2025	$—
Purchases	11,434,720
Loss from fair value measurement of OBNB Trust Units	$(6,032,808)
Ending balance - March 31, 2026	$5,401,912

NOTE F — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31,	September 30,
	2026	2025
	(unaudited)
Accounts payable (related party amounts of $89,167 and $0 are included at March 31, 2026 and September 30, 2025, respectively)	$839,556	$844,781
Accrued salaries payable	307,786	1,128,270
Other accrued expenses	322,350	285,325
Total	$1,469,692	$2,258,376

NOTE G — CAPITAL STOCK

Nasdaq Ticker Change

Effective October 7, 2025 the Company changed its ticker symbol on the Nasdaq Capital Market from “APDN” to “BNBX”.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

At the Market Offering

On November 4, 2025 the Company entered into an At The Market Offering Agreement (the “ATM”) with Lucid Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock with an aggregate offering price of up to $8,157,932 through the Agent. Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. During the three and six months ended March 31, 2026, the Company sold 10,759 shares of common stock for net proceeds of $30,749, after deducting commissions of $983. Subsequent to the quarter ended March 31, 2026, the Company sold 1,184,957 shares of common stock for net proceeds of $853,339, after deducting commissions and fees of $26,417.

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

During the three and six months ended March 31, 2026, 695,270 and 1,102,000, respectively, of the Pre-Funded Warrants were exercised.  Subsequent to March 31, 2026, 344,802 of the  Pre-Funded Warrants were exercised.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

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

During the three and six months ended March 31, 2026, the Company did not incur any expenses under this agreement.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

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

Pursuant to the terms of the Strategic Advisor Agreement, the Company pays a monthly fee of $60,000 to the Strategic Advisor and issued to the Strategic Advisor five-year warrants to purchase shares of our common stock (the “Advisory Warrants”) in an aggregate amount equal to 1,986,634 shares of our common stock with an exercise price of $3.82 per share.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of Cypress LLC.

During the three and six months ended March 31, 2026 the Company incurred $180,000 and $360,000 in fees under the Strategic Advisor Agreement, respectively. The Company also recorded $7,985,569 for the fair value of the Advisory Warrants, which was included in consulting expense for the six months ended March 31, 2026.

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

The Company recorded $840,585 for the fair value of the Consultant Warrants, which was included in consulting expense for the six months ended March 31, 2026.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

Chief Investment Officer

On October 1, 2025, the Company appointed Patrick Horsman, an affiliate of the Services Provider and Strategic Advisor, as the Chief Investment Officer of the Company. Mr. Horsman receives monthly consulting compensation of $29,167 for serving as the Company’s Chief Investment Officer but is not an executive officer of the Company. Mr. Horsman is also an affiliate of the Strategic Advisor, which together with its affiliates provides services to the Company for compensation of approximately $720,000 on an annual basis.  The Company recorded $94,589 and $206,205, respectively, in consulting and travel expenses under this agreement for the three and six months ended March 31, 2026.

NOTE H — WARRANTS, STOCK OPTIONS and RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2025	3,121,203	$7.98
Granted	16,197,178	2.52
Exercised	(1,244,608)	0.59
Cancelled or expired	(10,440)	5.13
Balance at March 31, 2026	18,063,333	$4.47

During the six months ended March 31, 2026, 142,608 of the May 2024 Series A Warrants were exercised  for proceeds of $731,764.

Stock Options

On December 12, 2025, at a special meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 5,000,000 shares.

During the six months ended March 31, 2026, the Company granted 724,018 stock options. 462,227 of the options were granted to directors and have a strike price of $0.69 and vest 25% immediately on the grant date and 25% per quarter and become fully vested on the nine-month anniversary of the date of grant. 93,000 of the stock options were granted to a director as incentive for joining the Board of  Directors, they have a strike price of $1.31 and vest 25% per quarter and become fully vested on the one-year anniversary from the date of grant. The Company also granted 168,776 stock options to executive officers with a strike price of $2.52 and vest 25% per quarter and become fully vested on the one-year anniversary from the date of grant.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE H — WARRANTS, STOCK OPTIONS and RESTRICTED STOCK UNITS, continued

The fair value of options granted during the six months ended March 31, 2026 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Stock price	$1.20
Exercise price	$1.20
Expected term	5.26
Dividend yield	—
Volatility	161%
Risk free rate	3.96%

The Company recorded $334,944 as stock compensation expense within selling, general and administrative for the three months ended March 31, 2026, which included $118,957 of expense related to the restricted stock units that vested during January 2026. The Company recorded $968,064 as stock compensation expense within selling, general and administrative for the six months ended March 31, 2026, which included $713,743 of expense related to the restricted stock units that vested during January 2026. The weighted average grant date fair value per share for options granted during the six months ended March 31, 2026 was $1.13.  As of March 31, 2026 there was $475,129 in compensation costs for non-vested awards not yet recognized and is expected to be recognized over a weighted average period of 13 months.

NOTE I — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under an operating lease in Stony Brook, New York for its former corporate headquarters. The lease was for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term was for three years and expired on February 1, 2026. The lease for the corporate headquarters required monthly payments of $48,861, which was adjusted annually based on the US Consumer Price Index and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. The letter of credit expired when the Company vacated the premises.  On January 20, 2026, the Company entered into a new lease agreement for a total of 2,095 square feet for its new corporate headquarters in Stony Brook, New York, which includes both office space and two laboratories for a combined monthly payment of $8,665. The new lease term commenced on February 1, 2026 and will expire on January 31, 2027.  On September 19, 2025, the Company entered into a lease agreement for approximately 175 square feet of office space in Windermere, Florida. This lease expires on September 30, 2026, and has monthly payments of $1,489. The lease for our new corporate headquarters, as well as the office space lease in Florida are both considered short-term lease obligations. The total rent expense for the three and six months ended March 31, 2026 was $74,238 and $236,025, respectively.

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE I — COMMITMENTS AND CONTINGENCIES, continued

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Information regarding operations by segment for the three-months ended March 31, 2026 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Digital Asset Treasury	Consolidated
Revenues:
Product revenues	$638,423	$369,480	$—	$1,007,903
Service revenues	—	16,208	—	16,208
Less intersegment revenues	—	—	—	—
Total revenues	$638,423	$385,688	$—	$1,024,111

Gross profit	474,858	351,928	—	$826,786

Segment operating expenses
Selling, general and administrative	$106,894	$71,577	$734,934	$913,405
Realized gain on derivative written call options	(21,573)			(21,573)
Loss from fair value measurement of digital assets	—	—	2,086,347	2,086,347
Loss from fair value measurement of investments	—	—	2,548,799	2,548,799
Research and development	364,667	19,227	—	383,894
Total segment operating expenses	$449,988	$90,804	$5,370,080	$5,910,872
Income (loss) from segment operations (a)	$24,870	$261,124	$(5,370,080)	$(5,084,086)

Information regarding operations by segment for the three-months ended March 31, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and	MDx Testing
	Production	Security Products	Services and Kits	Consolidated
Revenues:
Product revenues	$419,412	$129,226	$—	$548,638
Service revenues	47,797	166,387	—	214,184
Clinical laboratory service revenues	—	—	221,272	221,272
Less intersegment revenues	—	—	(720)	(720)
Total revenues	$467,209	$295,613	$220,552	$983,374

Gross profit	290,735	132,395	(52,283)	370,847
Segment operating expenses
Selling, general and administrative	$1,053,968	$329,904	$298,839	$1,682,711
Research and development	652,473	60,127	73,129	785,729
Total segment operating expenses	$1,706,441	$390,031	$371,968	$2,468,440
Loss from segment operations (a)	$(1,415,706)	$(257,636)	$(424,251)	$(2,097,593)

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE J – SEGMENT INFORMATION, continued

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows for the three months ended:

	March 31,
	2026	2025
Loss from operations of reportable segments (a)	$(5,084,086)	$(2,097,593)
General corporate expenses (b)	(1,666,497)	(1,364,202)
Interest income	3,761	60,340
Unrealized gain on change in fair value of warrants classified as a liability	—	68,430
Other income (expense), net	81,663	(3,095)
Consolidated loss before provision for income taxes	$(6,665,159)	$(3,336,120)
(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of Selling, general and administrative expenses that are not specifically identifiable to a segment.

Information regarding operations by segment for the six-months ended March 31, 2026 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Digital Asset Treasury	Consolidated
Revenues:
Product revenues	$1,088,971	$474,025	$—	$1,562,996
Service revenues	1,263	25,246	—	26,509
Clinical laboratory service revenues	—	—	—	—
Less intersegment revenues	—	—	—	—
Total revenues	$1,090,234	$499,271	$—	$1,589,505

Gross profit	783,468	358,675	—	1,142,143
Segment operating expenses
Selling, general and administrative	$624,386	$118,557	$10,591,028	$11,333,971
Realized gain on derivative written call options	—	—	(21,573)	(21,573)
Loss from fair value measurement of digital assets	—	—	3,818,904	3,818,904
Loss from fair value measurement of investments	—	—	6,032,808	6,032,808
Research and development	786,641	44,070	—	830,711
Total segment operating expenses	$1,411,027	$162,627	$20,421,167	21,994,821
(Loss) income from segment operations (a)	$(627,559)	$196,048	$(20,421,167)	$(20,852,678)

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE J — SEGMENT INFORMATION continued

Information regarding operations by segment for the six months ended March 31, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and	MDx Testing
	Production	Security Products	Services and Kits	Consolidated
Revenues:
Product revenues	$507,408	$537,077	$—	$1,044,485
Service revenues	107,242	481,386	—	588,628
Clinical laboratory service revenues	—	—	548,438	548,438
Less intersegment revenues			(1,560)	(1,560)
Total revenues	$614,650	$1,018,463	$546,878	$2,179,991

Gross profit	403,233	649,758	1,963	1,054,954

Segment operating expenses
Selling, general and administrative	$1,856,769	$1,038,060	$551,924	$3,446,753
Research and development	1,424,798	197,776	136,766	1,759,340
Total segment operating expenses	$3,281,567	$1,235,836	$688,690	$5,206,093
Loss from segment operations (a)	$(2,878,334)	$(586,078)	$(686,727)	$(4,151,139)

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows for the six months ended:

	March 31,
	2026	2025
Loss from operations of reportable segments	$(20,852,678)	$(4,151,139)
General corporate expenses (b)	(4,606,186)	(2,274,657)
Interest income	12,904	131,780
Unrealized gain on change in fair value of warrants classified as a liability	370	312,430
Other income (expense), net	174,249	$(23,247)
Consolidated net loss	$(25,271,341)	$(6,004,833)

(a) Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.

(b) General corporate expenses consist of Selling, general and administrative expenses that are not specifically identifiable to a segment.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE K — DISCONTINUED OPERATIONS

On June 27, 2025, the Company implemented a strategic restructuring and realignment of resources to focus exclusively on its Therapeutic DNA Production Services business. As part of actions undertaken, the Company implemented a workforce reduction of approximately 27% of its then current headcount and has ceased operations at ADCL.

The following table presents the major classes of ADCL’s results within Net loss from discontinued operations, net of tax in the condensed consolidated statement of operations for the three and six months ended March 31, 2025:

	March 31, 2025		Fiscal Year Ended September 30,
	Three Months	Six Months	2025	2024
Clinical laboratory service revenues	$220,552	$546,878	$572,928	$1,317,930

Cost of clinical laboratory service revenues	245,223	493,681	790,455	1,275,891

Gross profit	(24,671)	53,197	(217,527)	42,039

Selling, general and administrative	59,292	123,401	215,105	398,357
Interest (income)	(143)	3,286	(3,301)	(55,819)
Other expense, net	—	—	36,600	—
Net loss from discontinued operations	(84,106)	(66,918)	(392,731)	(300,499)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations, net of tax	$(84,106)	$(66,918)	$(392,731)	$(300,499)

Assets and liabilities of discontinued operations associated with ADCL presented in the consolidated balance sheets as of March 31, 2026 and September 30, 2025 are included in the following table:

	March 31,	September 30,
	2026	2025
ASSETS
Cash and cash equivalents	$—	$6,971
Accounts receivable, net	—	—
Inventories	—	—
Prepaid expenses and other current assets	—	—
Total current assets of discontinued operations	—	6,971
Property and equipment, net	—	—
Total assets of discontinued operations	—	6,971

LIABILITIES
Accounts payable and accrued liabilities	—	—
Total liabilities of discontinued operations	$—	$—

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE L — SUBSEQUENT EVENTS

Nasdaq Minimum Bid Price Requirement Deficiency Notification

On March 20, 2026, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of the Company’s Common Stock for the thirty-one (31) consecutive business days from February 5, 2026 through March 19, 2026, the Company no longer met the requirements of the Bid Price Rule. The Notification Letter did not impact the Company’s listing on The Nasdaq Capital Market at that time. The Notification Letter further indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for a compliance period under Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one; accordingly, the Company was informed that its securities will be subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). Accordingly, the Company requested a hearing before the Panel, which was held on April 30, 2026.

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

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “focus”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2025, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our projections regarding our expectation that our LineaRx subsidiary will significantly narrow its losses and approach profitability;
●	our business strategy and the timing of our expansion plans, including our BNB Strategy (as defined below);
●	failure to realize the anticipated benefits of the DAT strategy;
●	risks related to the Company’s ability to raise and deploy capital effectively;
●	risks related to an unproven BNB yield generation strategy;
●	the risk that the price of our common stock may be highly correlated to the price of the digital assets that we hold;

●	risks related to increased competition in the industries in which the Company does and will operate;
●	risks relating to the treatment of cryptocurrency assets for U.S. and foreign tax purposes; and
●	risks related to the unknown returns that the Company’s BNB Strategy (as defined below) will generate.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	our ability to regain compliance with the Nasdaq listing requirements, including without limitation, the minimum closing bid price requirement for our common stock;
●	our ability to maintain the listing of our securities on Nasdaq;
●	the highly volatile nature of the price of BNB and other cryptocurrencies;
●	the risks relating to the Company’s operations and business;
●	demand for products and services provided by our LineaRx subsidiary;
●	our ability to sell or otherwise monetize our LineaRx subsidiary and/or our LineaRx technology platforms;
●	changes in the business market, financial, political and regulatory conditions;
●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;
●	risks relating to market volatility, cybersecurity and custody of digital assets, potential changes in laws or accounting standards relating to cryptocurrency, and regulatory developments affecting BNB;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price;
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan;
●	the possibility that our current holdings of BNB and/or our OBNB Trust Units could subject us to additional regulation that could materially impact the operations of our treasury strategy and our business, including but not limited to being classified as an investment company under the Investment Company Act; and
●	if we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

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

Introduction

We are a digital asset treasury company that has adopted BNB, the native cryptocurrency of the Binance blockchain ecosystem as our primary reserve asset. By using proceeds from financings, as well as potential cashflow from our operations, we seek to strategically accumulate BNB and utilize the accumulated BNB as a productive treasury asset to produce yield via Binance native and DeFi opportunities.  The Company’s digital asset, as well as its investment in digital asset trust, comprises the Company’s digital asset treasury, or “DAT”.

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

On October 6, 2025, the Company’s Board of directors authorized, and its officers implemented, a restructuring plan pursuant to which the Company reduced overall operating expenses to focus resources on its BNB Strategy. The restructuring plan includes a reduction of the Company’s workforce by sixteen (16) employees, or approximately 60%. We incurred  aggregate pre-tax charges in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by December 31, 2025 and associated charges  of approximately $233 thousand and $1.4 million were recorded in the three and six months ended March 31, 2026, respectively.

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

Comparison of Results of Operations for the Three–Months Ended March 31, 2026 and 2025

Revenues

Product revenues

For the three months ended March 31, 2026 and 2025, we generated $1,007,903 and $548,638 in revenues from product sales, respectively. Product revenue increased by $459,265 or 84% for the three-months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in product revenues was due to an increase of $552,491 in sales to a large-scale DNA manufacturing customer and the timing of related orders within our Therapeutic DNA Production Services segment.  This increase was offset by a net decrease in our DNA Tagging and Security Products and Services segment of  $92,725  year over year in cotton DNA tagging revenue.

Service Revenues

For the three months ended March 31, 2026 and 2025, we generated $16,208 and $214,184 in revenues from sales of services, respectively. The decrease in service revenues of $197,976 or 92% for the three months ended March 31, 2026, as compared to the same period in the prior fiscal year is attributable to a decrease of $150,680 within our DNA Tagging and Security Products and Services segment due to a decrease in our textile isotopic testing services as we stopped providing these services during the prior fiscal year. This decrease was also attributable to a decrease of $47,798 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Cost and Expenses

Gross Profit

Gross profit for the three months ended March 31, 2026, increased by $431,268 or 109% to $826,786 from $395,518 for the three months ended March 31, 2025. The gross profit percentage was 81% and 52% for the three-months ended March 31, 2026 and 2025, respectively. The increase in gross profit percentage was primarily the result of decreased overhead and payroll costs included in costs of goods sold due to the reduction in headcount period over period.  This coupled with the increased yield from manufacturing within our Therapeutic DNA Production Services segment resulted in the improved gross profit for the period.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased by $332,057 or 11% to $2,591,647 as compared to $2,923,704 for the three months ended March 31, 2025. The decrease is primarily attributable to anet decrease in payroll of approximately $660,000 due to approximately $1 million in reduced payroll costs attributable to reduced headcount, offset by increases of approximately $233,000 in severance payments and $157,000 in bonuses to employees.  This net decrease was offset by an increase in stock-based compensation expense of approximately $308,000 during the three months ended March 31, 2026, which primarily relates to board stock option grants.

Loss from fair value measurement of digital assets

Loss from fair value measurement of digital assets for the three months ended March 31, 2026 was $2,086,347 and relates to the change in fair value for the BNB units held as of March 31, 2026.

Loss from fair value measurement of investment in digital asset trust

Loss from fair value measurement of investment in digital asset trust for the three months ended March 31, 2026 was $2,548,799 and relates to the change in fair value for the OBNB Trust Units held as of March 31, 2026.

Research and Development

Research and development expenses decreased to $372,149 for the three months ended March 31, 2026 from $849,358 for the three  months ended March 31, 2025, a decrease of $477,209 or 56%. This decrease is primarily due to a decrease of approximately $21,000,  in laboratory supplies and service contracts, as well as decreases of $4,000 in depreciation expense and $46,000 for consulting expense, $75,000 for service contracts, and payroll expense of approximately $60,000.  These decreases were the result of the Company down-sizing and changing its focus to a DAT company during October 2025.

Interest income

Interest income for the three months ended March 31, 2026 decreased $56,434 or 94% to $3,761 as compared to $60,195 in the three months ended March 31, 2025 due to lower interest rates and a lower balance period over period in our money market accounts.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three months ended March 31, 2026 and 2025 was $0 and $ 68,430, respectively, which relates to the change in fair value of the warrants that are classified as a liability.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2026 and 2025, was income of $81,663 and expense of $3,095, respectively.  The income of $81,663 for the three months ended March 31, 2026 relates to the sale of supplies and equipment when we moved to a smaller facility.

Loss from operations

Loss from operations increased by $3,373,039 or 100% for the three months ended March 31, 2026 to $6,750,583 compared to $3,377,544 for the three months ended March 31, 2025 due to the factors noted above.

Comparison of Results of Operations for the Six–Months Ended March 31, 2026 and 2025

Revenues

Product revenues

For the six months ended March 31, 2026 and 2025, we generated $1,562,996 and $1,044,485 in revenues from product sales, respectively. Product revenue increased by $518,511 or 50% for the six-months ended March 31, 2026 as compared to the six months ended March 31, 2025. The increase in product revenues was due to an increase of $906,302 in sales to a large-scale DNA manufacturing customer and the timing of related orders within our Therapeutic DNA Production Services segment.  This increase was offset by a net decrease in our DNA Tagging and Security Products and Services segment of $387,791  year over year in cotton DNA tagging revenue.

Service revenues

For the six months ended March 31, 2026 and 2025, we generated $26,509 and $588,628 in revenues from sales of services, respectively. The decrease in service revenues of $562,119 or 95% for the six months ended March 31, 2026, as compared to the same period in the prior fiscal year is attributable to a decrease of $468,424 within our DNA Tagging and Security Products and Services segment due to a decrease in our textile isotopic testing services as we stopped providing these services during the prior fiscal year. This decrease was also attributable to a decrease of $93,695 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Cost and Expenses

Gross Profit

Gross profit for the six-months ended March 31, 2026, increased by $140,386 or 14% to $1,142,143 from $1,001,757 for the six-months ended March 31, 2025. The gross profit percentage was 72% and 61% for the six-months ended March 31, 2026 and 2025, respectively. The increase in gross profit percentage was primarily the result of decreased overhead and payroll costs included in costs of goods sold due to the reduction in headcount period over period.  This coupled with the increased yield in manufacturing within our Therapeutic DNA Productions Services segment, resulted in the improved gross profit.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended March 31, 2026 increased by $10,447,176 or 190%  to $15,940,157 as compared to $5,492,981 for the six months ended March 31, 2025. The increase is primarily attributable to an  increase in consulting expense of $9,939,669.  The increase in consulting expense relates to our Digital Asset Treasury segment.  We issued warrants to our strategic consultants with a fair value of approximately $8,826,000 that was recorded to consultant expense for the six months ended March 31, 2026.  We also incurred consulting expenses under these contracts of $1,113,669, which were entered into during the switch to a digital asset strategy. There was also an increase in stock-based compensation expense of approximately $913,000 during the six months ended March 31, 2026, which primarily relates to officer, board and employee grants. These increases were offset by a decrease of $245,000 related to isotopic testing within our textiles market.

Loss from fair value measurement of digital assets

Loss from fair value measurement of digital assets for the six months ended March 31, 2026 was $3,818,904 and relates to the change in fair value for the BNB units held as of March 31, 2026.

Loss from fair value measurement of investment in digital asset trust

Loss from fair value measurement of investment in digital asset trust for the six months ended March 31, 2026 was $6,032,808 and relates to the change in fair value for the OBNB Trust Units held as of March 31, 2026.

Research and Development

Research and development expenses decreased to $830,711 for the six months ended March 31, 2026 from $1,864,368 for the six months ended March 31, 2025, a decrease of $1,033,657 or 55%. This decrease is primarily due to a decrease of approximately $500,000 for the development of an enzyme for use in our Therapeutic DNA Production Services segment during the prior fiscal year period. Additional decreases include a decrease in payroll of $118,000, service contract of $106,000, rent of $40,000, and consulting of $55,000..

Interest income

Interest income for the six months ended March 31, 2026 decreased $115,590 or 90% to $12,904 as compared to $128,494 in the six months ended March 31, 2025 due to lower interest rates and lower balances in our money market accounts.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the six months ended March 31, 2026 and 2025 was $370 and $312,430, respectively, which relates to the change in fair value of the warrants that are classified as a liability.

Other income (expense), net

Other income (expense), net for the six months ended March 31, 2026 and 2025, was income of $174,249 and expense of $23,247, respectively. This increase is attributable to the sale of our textile library related to our former isotope business, as well as the sale of equipment during the six-months ended March 31, 2026.

Loss from operations

Loss from operations increased $19,333,426, or 326% to $25,271,341 for the six months ended March 31, 2026 compared to $5,937,915 for the six-months ended March 31, 2025 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and building our BNB Strategy.  As of March 31, 2026, we had working capital of $1,205,101. For the six-months ended March 31, 2026, we used cash in operating activities of $7,594,751 consisting primarily of our loss of $25,271,341 net with non-cash adjustments of $68,991 in depreciation and amortization charges, $370 in unrealized gain on change in fair value of warrants classified as a liability, $3,818,904 in loss from fair value measurement of digital asset, $6,032,808 in loss from fair value measurement of investment in digital asset trust, $8,826,154 for warrants issued to consultants, $3,010 in digital assets earned, $21,573 for USDC earned for covered call options, and $968,064 in stock-based compensation expense. Additionally, we had a net increase in operating assets of $1,141,365 and a net decrease in operating liabilities of $872,109. At March 31, 2026, we had cash and cash equivalents of $949,091.

We have recurring net losses which have resulted in an accumulated deficit of $404,451,992 as of March 31, 2026.   We incurred a net loss of $25,271,341 and generated negative operating cash flow of $7,594,751 for the six months ended March 31, 2026.

The Company’s current capital resources include cash and cash equivalents, and cryptocurrency assets. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note G to the accompanying condensed consolidated financial statements, during October 2025, the Company closed the Private Placement of its common stock and/or pre-funded warrants, and Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the Private Placement, the Company received $26.8 million in gross proceeds. The Company also received proceeds from warrants exercised of approximately $732 thousand during the six months ended March 31, 2026 and is actively implementing its BNB strategy. Also, subsequent to March 31, 2026, the Company received net proceeds of approximately $854 thousand from sales of common stock on the ATM.

The Company estimates that it will have sufficient cash and cash equivalents, as well as liquid cryptocurrency to fund operations for the next twelve months from the date of filing this quarterly report. Our DAT is considered a longer-term investment and we do not believe we will need to sell our DAT within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our DAT as part of our treasury management operations.

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

Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Digital assets purchased using USDC are reflected as non-cash investing activities in the condensed consolidated statements of cash flows.

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

None.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective and the material weakness in our internal control over financial reporting as of September 30, 2025 has been remediated.

Remediation of Previously Identified Material Weakness

To remediate the material weakness identified during fiscal year ended September 30, 2025, we implemented controls to ensure that all inputs in our fair value calculations agree to the underlying documents and are properly reviewed. The applicable controls have been operating for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Remediation of Previously Identified Material Weakness,” there were no other changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A. — Risk Factors.

In addition to the risk factors noted below and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 22, 2025, and as updated and supplemented in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

We are not currently in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities will be delisted, which would negatively impact our common stock’s market price and liquidity and reduce our ability to raise capital.

On March 20, 2026 we received a written notice from Nasdaq notifying us that we no longer satisfy the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Notification Letter”). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Minimum Bid Price Requirement”). Based on the closing bid price of our common stock for the thirty (30) consecutive business days from February 5, 2026 to March 19, 2026, we no longer satisfy the Bid Price Rule.

The Notification Letter further indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we are not eligible for a compliance period under Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that we have effected a reverse stock split over the prior one-year period or have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one ( the “Nasdaq’s Reverse Split Rule”). Accordingly, we were informed that our securities would be subject to delisting from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We requested a hearing and were heard before the Panel on April 30, 2026.

There can be no assurance that the Panel will grant us our request for continued listing or that we will be able to regain compliance and thereafter maintain our listing on Nasdaq. If the Panel does not grant us our request for continued listing and we are unable to regain compliance with Nasdaq’s listing requirements including the Minimum Bid Price Requirement, we will be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

●	we may be unable to raise equity capital on acceptable terms or at all;
●	we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
●	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to stockholder litigation;
●	we may lose the interest of institutional investors in our common stock;
●	we may lose media and analyst coverage;
●	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
●	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

Certain Risks and Potential Disadvantages Associated with a Reverse Stock Split

We cannot assure you that the proposed Reverse Stock Split will increase the price of our common stock.

At our special meeting of stockholders held on April 28, 2026 (the “Special Meeting”), our stockholders granted our Board of Directors discretionary authority for 12 months to amend our Certificate of Incorporation to effect a reverse stock split of our outstanding and treasury shares of common stock, at a ratio in the range from one-for-five to one-for-thirty, with such specific ratio to be determined by the Board of Directors following the Special Meeting, while leaving the number of authorized shares of common stock unchanged (the “Reverse Stock Split ”)

There are risks associated with the potential Reverse Stock Split, including that the Reverse Stock Split may not result in an increase in the per share price of our common stock. We cannot predict whether the Reverse Stock Split, if effected, will increase the market price of our common stock. The history of similar stock split combinations for us and companies in like circumstances is varied. There is no assurance that:

●	the market price per share of our common stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the Reverse Stock Split;
●	the Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
●	the Reverse Stock Split will result in a per share price that will increase our ability to attract and retain employees;
●	the market price per share will either exceed or remain in excess of $1.00, the Minimum Bid Price Requirement by Nasdaq for continued listing; or
●	We would otherwise meet the Nasdaq listing requirements even if the per share market price of our common stock after the Reverse Stock Split meets the Minimum Bid Price Requirement.

The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the Reverse Stock Split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a Reverse Stock Split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Stock Split.

The proposed Reverse Stock Split may decrease the liquidity of our common stock and result in higher transaction costs.

If effected, the Reverse Stock Split may decrease the liquidity of our common stock because fewer shares would be outstanding after the Reverse Stock Split. The Reverse Stock Split could result in some stockholders owning “odd-lots” of less than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd-lots are generally higher than the costs of transactions in “round-lots” of even multiples of 100 shares.

We will remain subject to Nasdaq’s Reverse Split Rule until at least March 14, 2027 and if the Reverse Stock Split is implemented we will remain subject to Nasdaq’s Reverse Split Rule for at least one year after the effectiveness of the Reverse Stock Split.

We effected a one-for-fifty reverse stock split on March 14, 2025 and a one-for-fifteen reverse stock split on June 2, 2025. Accordingly, based on our prior reverse stock splits we are and will remain subject to Nasdaq’s Reverse Split Rule until at least March 14, 2027. Should our Board of Directors effect the Reverse Stock Split, we would be subject to Nasdaq’s Reverse Split Rule for at least one year after the effectiveness of the Reverse Stock Split.

If the Reverse Stock Split is effected, the resulting per-share market price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While our Board of Directors believes that a higher stock price may help generate investor interest, there can be no assurance that the Reverse Stock Split, if effected, will result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve if the Reverse Stock Split is effected.

A decline in the market price of our common stock after the Reverse Stock Split, if effected, may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split.

If the Reverse Stock Split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock will, however, also be based upon our performance and other factors, which are unrelated to the number of shares of common stock outstanding.

Stockholders May Suffer Substantial Dilution if the Reverse Stock Split is Effected

If the Reverse Stock Split is effected, stockholders may suffer substantial dilution as a result of certain provisions contained in the May 2024 Series A Warrants (as defined below).

On May 29, 2024, we closed on a public offering for the issuance and sale of units (the “Units”), with each Unit consisting of either (A) one share of the Company’s Common Stock, and one Series A warrant (the “ May 2024 Series A Warrant”) to purchase one share of Common Stock and one Series B warrant, or (B) one pre-funded warrant to purchase one share of Common Stock and one May 2024 Series A Warrant and one  Series B warrant.

The May 2024 Series A Warrants contain a price reset provision that is triggered upon a reverse stock split of our common stock. Upon such an event, the exercise price of the May 2024 Series A Warrants will reset to the lesser of (i) the then-current exercise price or (ii) the lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding, and ending five trading days following, the effective date of any reverse stock split. The number of shares underlying the May 2024 Series A Warrants will be proportionately adjusted accordingly.

As a result, if the Reverse Stock Split is effected, the reset of the exercise price and the corresponding increase in the number of shares issuable upon exercise of the May 2024 Series A Warrants could result in substantial dilution to our existing stockholders.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Eighth Certificate of Amendment, effective June 2, 2025	S-8	3.1	333-293084	01/30/2026
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-laws, effective November 7, 2024	S-1	3.2	333-283315	11/19/2024
10.2+	Letter Agreement, dated February 2, 2026, by and between BNB Plus Corp. and James Haft.	8-K	10.1	001-36745	02/05/2026
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

BNB Plus Corp.

Dated: May 15, 2026	/s/ CLAY SHORROCK
Clay Shorrock
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 15, 2026	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)