Form 10-Q
period 2026-06-30
BNB PLUS CORP.
filed 2026-08-13
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36745

BNB Plus Corp.

(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Health Sciences Drive
Stony Brook, New York	11790
(Address of principal executive offices)	(Zip Code)

631-240-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BNBX	The OTCQB Venture Market

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

☐   Yes    ☒    No

On August 12, 2026, the registrant had 6,197,223 shares of common stock outstanding.

BNB Plus Corp. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2026

Part I - Financial Information

Item 1 - Financial Statements

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,761,482	$1,667,800
Accounts receivable, net of allowance for credit losses of $0 at June 30, 2026 and September 30, 2025	44,820	237,400
Inventories	27,011	84,102
Prepaid expenses and other current assets (related party amounts of $300,000 and $0 are included at June 30, 2026 and September 30, 2025, respectively)	1,619,563	242,153
Current assets of discontinued operations	-	6,971
Total current assets	5,452,876	2,238,426

Property and equipment, net	144,210	242,720

Other assets:
Restricted cash	—	750,000
Security deposit	—	2,977
Digital assets	1,202,024	—
Digital asset receivable -from custodian	3,342,769	—
Investment in digital asset trust	4,526,280	—
Operating right of use asset	—	193,249
Deferred offering costs	296,826	1,010,069
Total assets	$14,964,985	$4,437,441

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities (related party amounts of $90,440 and $0 are included at June 30, 2026 and September 30, 2025, respectively)	$938,821	$2,258,376
Operating lease liability, current	—	193,250
Deferred revenue	3,772	12,285
Total current liabilities	942,593	2,463,911

Long term accrued liabilities	31,467	31,467
Warrants classified as a liability	1,059,604	370
Total liabilities	2,033,664	2,495,748

Commitments and contingencies (Note G)

Temporary equity
Series B-1 Convertible Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized; 3,892,319 and 0 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively.	3,059,890	—
Series B-2 Convertible Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized; 1,706,278 and 0 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively.	784,843	—
Total temporary equity	3,844,733	—

BNB Plus Corps. stockholders’ equity:

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of June 30, 2026 and September 30, 2025; 6,197,223 and 1,662,601 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	6,199	1,663
Additional paid in capital	418,631,508	381,463,459
Accumulated deficit	(409,182,241)	(379,160,375)
BNB Plus Corp. stockholders’ equity	9,455,466	2,304,747
Noncontrolling interest	(368,878)	(363,054)
Total equity	9,086,588	1,941,693

Total liabilities and equity	$14,964,985	$4,437,441

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues
Product revenues	$585,551	$195,262	$2,148,547	$1,239,747
Service revenues	19,755	109,131	46,264	697,759
Total revenues	605,306	304,393	2,194,811	1,937,506

Cost of product revenues	158,184	299,263	605,546	930,619

Gross profit	447,122	5,130	1,589,265	1,006,887

Operating expenses:
Selling, general and administrative	2,139,964	2,930,627	18,080,121	8,423,602
Realized gain on derivative written call options	(40,272)	—	(61,845)	—
Loss from change in fair value of digital assets	502,687	—	4,321,591	—
Loss from fair value measurement of investment in digital asset trust	875,632	—	6,908,440	—
Research and development	209,830	768,563	1,040,541	2,632,931
Total operating expenses	3,687,841	3,699,190	30,288,848	11,056,533

LOSS FROM OPERATIONS	(3,240,719)	(3,694,060)	(28,699,583)	(10,049,646)

Other (expense) income:
Interest income	793	40,267	13,697	168,762
Warrant inducement expense	(1,439,652)	—	(1,439,652)	—
Unrealized gain on change in fair value of warrants classified as a liability	—	6,410	370	318,840
Other (expense) income, net	—	(531)	174,249	(23,778)

Loss before provision for income taxes	(4,679,578)	(3,647,914)	(29,950,919)	(9,585,822)

Income tax provision benefit	—	—	—	—

Net loss from continuing operations	$(4,679,578)	$(3,647,914)	$(29,950,919)	$(9,585,822)
Net loss from discontinued operations, net of tax	—	(336,195)	—	(403,120)

NET LOSS	$(4,679,578)	$(3,984,109)	$(29,950,919)	$(9,988,942)

Less: Net (income) loss attributable to noncontrolling interest	(6,727)	38,746	5,824	99,992
NET LOSS attributable to BNB Plus Corp.	$(4,686,305)	$(3,945,363)	$(29,945,095)	$(9,888,950)
Deemed dividend related to warrant modifications	(43,944)	(15,500,244)	(76,771)	(54,326,896)
Cumulative dividends on Series B-1 and B-2 preferred stock	(19,634)	—	(19,634)	—
NET LOSS attributable to common stockholders	(4,749,883)	$(19,445,607)	(30,041,500)	$(64,215,846)

Net loss per share attributable to common stockholders-basic and diluted from continuing operations	$(0.57)	$(33.41)	$(4.30)	$(255.14)
Net loss per share attributable to common stockholders-basic and diluted from discontinued operations	$—	(0.59)	—	(1.61)

Net loss per share attributable to common stockholders-basic and diluted	$(0.57)	$(34.00)	$(4.30)	$(256.75)

Weighted average shares outstanding-basic and diluted	8,365,055	572,018	6,980,911	250,107

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine-Month Period ended June 30, 2025
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2024	13,755	$14	$318,815,358	$(309,672,755)	$(174,532)	$8,968,085
Exercise of warrants	3,422	3	508,597	—	—	508,600
Stock based compensation expense	—	—	28,973	—	—	28,973
Deemed dividend - warrant repricing	—	—	14,907,223	(14,907,223)	—	—
Common stock and pre-funded warrants issued in registered direct offering, net of offering costs	27,083	27	5,712,673	—	—	5,712,700
Exercise of warrants, cashlessly	27,895	28	(28)	—	—	—
Net loss	—	—	—	(2,639,412)	(29,301)	(2,668,713)
Balance, December 31, 2024	72,155	$72	$339,972,796	$(327,219,390)	$(203,833)	$12,549,645
Exercise of warrants	30,003	30	984,142	—	—	984,172
Exercise of warrants, cashlessly	314,845	315	(315)	—	—	—
Deemed dividend - warrant repricing	—	—	23,919,429	(23,919,429)	—	—
Adjustment for reverse split	5,092	5	(5)	—	—	—
Stock based compensation expense	—	—	26,511	—	—	26,511
Net loss	—	—	—	(3,304,175)	(31,945)	(3,336,120)
Balance March 31, 2025	422,095	$422	$364,902,558	$(354,442,994)	$(235,778)	$10,224,208
Exercise of warrants	138,557	139	722,917	—	—	723,056
Exercise of warrants, cashlessly	267,236	267	(267)	—	—	—
Stock based compensation expense	—	—	24,889	—	—	24,889
Deemed dividend - warrant repricing	—	—	15,500,244	(15,500,244)	—	—
Adjustment for reverse split	73,612	74	(74)	—	—	—
Net loss	—	—	—	(3,945,363)	(38,746)	(3,984,109)
Balance, June 30, 2025	901,500	$902	$381,150,267	$(373,888,601)	$(274,524)	$6,988,044

	Nine-Month Period ended June 30, 2026

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2025	1,662,601	$1,663	$381,463,459	$(379,160,375)	$(363,054)	$1,941,693
Exercise of warrants	142,608	143	731,621	—	—	731,764
Exercise of warrants, cashlessly	406,730	407	(407)	—	—	—
Stock based compensation expense	—	—	633,120	—	—	633,120
Common stock and pre-funded warrants issued in PIPE, net of offering cost	2,549,573	2,550	24,900,300	—	—	24,902,850
Issuance of warrants to consultants	—	—	8,826,154	—	—	8,826,154
Common stock issued on ATM, net of offering costs	10,759	11	30,738	—	—	30,749
Deemed dividend - warrant repricing	—	—	32,827	(32,827)	—	—
Net loss	—	—	—	(18,593,563)	(12,619)	(18,606,182)
Balance December 31, 2025	4,772,271	4,774	416,617,812	(397,786,765)	(375,673)	18,460,148
Exercise of warrants, cashlessly	695,270	695	(695)	—	—	—
Stock based compensation expense	—	—	334,944	—	—	334,944
Shares issued upon restricted stock vesting	199,928	200	(200)	—	—	—
Net loss	—	—	—	(6,665,227)	68	(6,665,159)
Balance, March 31, 2026	5,667,469	5,669	416,951,861	(404,451,992)	(375,605)	12,129,933
Exercise of warrants, cashlessly	344,802	345	(345)	—	—	—
Dividend paid on Series B-1 and B-2 convertible preferred stock	—	—	(19,634)	—	—	(19,634)
Stock based compensation expense	—	—	227,075	—	—	227,075
Common stock retired in May 2026 PIPE	(1,000,005)	(1,000)	79,077	—	—	78,077
Warrants issued in May 2026 PIPE	—	—	533,519			533,519
ATM draw down, net of offering costs	1,184,957	1,185	816,011	—	—	817,196
Deemed dividend - warrant repricing	—	—	43,944	(43,944)	—	—
Net Loss	—	—	—	(4,686,305)	6,727	(4,679,578)
Balance June 30, 2026	6,197,223	$6,199	$418,631,508	$(409,182,241)	$(368,878)	$9,086,588

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,950,919)		$(9,988,942)
Net loss from discontinued operations	—		(403,120)
Net loss from continuing operations	$(29,950,919)		$(9,585,822)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	98,510		255,601
Loss on write-off of property and equipment	—		5,212
Pre-funded warrants issued in May 2026 PIPE	1,059,604		—
Warrant inducement expense	1,439,652		—
Unrealized gain on change in fair value of warrants classified as a liability	(370)		(318,840)
Loss from change in fair value of digital assets	4,321,591		—
Loss from fair value measurement of investment in digital asset trust	6,908,440		—
USDC earned for covered call options	(61,845)		—
Digital assets earned	(3,010)		—
Warrants issued to consultants	8,826,154		—
Stock-based compensation	1,195,141		80,373
Bad debt expense	—		5,423
Change in operating assets and liabilities:
Accounts receivable	192,580		33,782
Inventories	57,091		94,002
Prepaid expenses, other current assets and deposits	(1,312,588)		417,738
Accounts payable and accrued liabilities	(1,339,191)		(172,657)
Deferred revenue	(8,513)		43,500
Net cash used in operating activities from continuing operations	(8,577,673)		(9,141,688)

Cash flows from investing activities:
Purchase of digital assets	(2,993,501)		—
Purchase of property and equipment	—		(313,121)
Net cash used in investing activities from continuing operations	(2,993,501)		(313,121)

Cash flows from financing activities:
Net proceeds from exercise of warrants	731,764		2,215,828
Capitalized offering costs	(296,827)		—
Net proceeds from common stock sold on ATM	847,944		—
Net proceeds from issuance of Convertible preferred stock and pre-funded warrants	3,016,677
Net proceeds from issuance of common stock and pre-funded warrants	8,608,327		5,712,700

Net cash provided by financing activities from continuing operations	12,907,885		7,928,528

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operating activities	—		(185,679)
Cash provided by investing activities	—		21,000
Net provided by discontinued operations	—		(164,679)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,336,711		(1,690,960)
Cash, cash equivalents and restricted cash at beginning of period	2,424,771		7,181,095
Cash, cash equivalents and restricted cash at end of period	$3,761,482		$5,490,135
Less: cash and cash equivalents of discontinued operations	$—		$(12,458)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$3,761,482		$5,477,677
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—		$—
Cash paid during period for income taxes	$—		$—
Non-cash investing and financing activities:
Deemed dividend warrant modifications	$76,771		$54,326,896
Deferred offering costs reclassified to additional paid in capital	$1,010,070		$—
Reclassification of digital assets to receivable	$3,712,404		$—
OBNB Trust Units received in private placement	$11,434,720		$—
USDC received in private placement	$5,869,873		$—
Shares issued upon restricted stock vesting	$200	$
Purchase of BNB tokens with USDC	$(5,869,873)		$—
Dividends included in accounts payable	$(19,634)		$—
Warrants exercised, cashlessly	$1,447		$610

See the accompanying notes to the unaudited condensed consolidated financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Company Restructuring and Stock Splits

On October 6, 2025, the Company’s Board of Directors authorized, and its officers implemented, a restructuring plan pursuant to which the Company reduced overall operating expenses to focus resources on its BNB Strategy. The restructuring plan included a reduction of the Company’s workforce by sixteen (16) employees, or approximately 60%. During June 2026, the Company further reduced its workforce by two (2) employees and as of June 30, 2026, the Company has a total of 9 employees.  The Company incurred aggregate pre-tax charges in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was substantially completed by December 31, 2025 and associated charges of approximately $183 thousand and $1.6 million were recorded in the  three and nine months ended June 30, 2026, respectively.

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2026, and for the three and nine-months ended June 30, 2026 and 2025, are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Interim Financial Statements continued

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2025 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 22, 2025. The condensed consolidated balance sheet as of September 30, 2025 contained herein has been derived from the audited consolidated financial statements as of September 30, 2025 but does not include all disclosures required by GAAP.

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

Liquidity and Management’s Plan

The Company has recurring net losses, which have resulted in an accumulated deficit of $409,182,241 as of June 30, 2026. The Company incurred a net loss of $29,950,919 and incurred negative operating cash flow of $8,577,673 for the nine months ended June 30, 2026.

The Company’s current capital resources include cash and cash equivalents, cryptocurrency assets and investments. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note G, during October 2025, the Company closed the October 2025 Private Placement of its common stock and/or pre-funded warrants, Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the October 2025 Private Placement, the Company received $24.9 million in net proceeds after deducting placement agent fees and offering costs (consisting of  $7.6 million in cash, net of offering costs, $5.9 million in USDC and $11.4 million in OBNB Trust Units).

During May and June 2026, the Company closed the May 2026 Private Placement of its Series B-1 and Series B-2 Preferred Stock, Series B-2 Prefunded Warrants, and Series F Warrants.  Upon closing the May 2026 Private Placement, the Company received $4.26 million in gross proceeds.  Subsequent to the quarter ended June 30, 2026, the Company closed on an additional $200 thousand net proceeds under the May 2026 Private Placement.

During the nine months ended June 30, 2026, the Company received proceeds from warrants exercised of approximately $732 thousand and $885 thousand from sales of common stock on the ATM (as defined in Note G).

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Discontinued Operations

The condensed consolidated financial statements separately report discontinued operations and the results of continuing operations (see Note K). All footnotes exclude discontinued operations unless otherwise noted.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, fair value of preferred stock upon issuance and the fair value of the warrants recorded as liabilities, the recoverability of long-lived assets, including the values assigned to intangible assets, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Months Ended:
	June 30,	June 30,
	2026	2025
Research and development services (point-in-time)	$6,098	$52,070
Product and authentication services (point-in-time):
Supply chain	21,907	91,324
Large Scale DNA Production	577,301	160,999
Total	$605,306	$304,393

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Nine Month Period Ended:
	June 30,	June 30,
	2026	2025
Research and development services (point-in-time)	$9,696	$333,059
Product and authentication services (point-in-time):
Supply chain	183,934	1,109,786
Large Scale DNA Production	2,001,181	494,661
Total	$2,194,811	$1,937,506

Contract balances

As of June 30, 2026, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The deferred revenue as of June 30, 2026 consists of authentication services under a contract where consideration has been received and the services have not been fully performed. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet as of June 30, 2025, consisted almost entirely of research and development contracts where consideration has been received and the development services had not yet been performed, as well as authentication services under contracts where consideration had been received and the services had not been fully performed.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition continued

The opening and closing balances of the Company’s contract liability balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2025	2026	change
Contract liabilities	Deferred revenue	$12,285	$3,772	$8,513

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract liabilities	Deferred revenue	$252,785	$12,285	$240,500

For the three and nine months ended June 30, 2026, the Company recognized $0 and $12,285 of revenue that was included in Contract liabilities as of October 1, 2025.

The opening and closing balances of the Company’s contract asset balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2025	2026	change
Contract assets	Accounts receivable	$237,400	$44,820	$(192,580)

		October 1,	September 30,	$
	Balance sheet classification	2024	2025	change
Contract assets	Accounts receivable	$328,252	$237,400	$(90,852)

Cash, Cash Equivalents, and Restricted Cash

For the purpose of the accompanying condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less from when purchased are considered to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows.

	June 30,	September 30,
	2026	2025
Cash and cash equivalents	$3,761,482	$1,667,800
Restricted cash	—	750,000
Total cash, cash equivalents and restricted cash	$3,761,482	$2,417,800

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

As disclosed in Note G below, as part of the October 2025 Private Placement, the Company issued pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 per share. These warrants are exercisable and have no expiration date.  As the exercise price is negligible and the warrants are exercisable for little or no cash consideration, the shares underlying the pre-funded warrants are considered outstanding and are included in the weighted-average number of shares used to calculate basic and diluted net loss per share for the three and nine months ended June 30, 2026.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss Per Share continued

The Company's Series B-1 and B-2 Preferred Stock are considered a participating security under ASC 260; however, because the Series B-1 and B-2 Preferred Stock has no contractual obligation to participate in the Company's losses, no portion of the Company's net loss for the three and nine months ended June 30, 2026 was allocated to the Series B-1 Preferred Stock under the two-class method. In computing net loss available to common stockholders, the Company deducted cumulative dividends on the Series B-1 and Series B-2 Preferred Stock of $19,634 for the period, whether or not declared.

The following table presents the calculation of weighted-average shares used in computing basic and diluted net loss per share for the indicated periods ended June 30, 2026:

	June 30, 2026
	Three-months	Nine-months
Weighted average common shares outstanding	6,845,329	5,484,349
Add: Weighted average pre-funded warrants	1,519,726	1,496,562
Weighted average shares used in computing basic and diluted net loss per share	8,365,055	6,980,911

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine months ended June 30, 2026 and 2025 are as follows:

	June 30,
	2026	2025
Series B-1 Preferred Stock	3,892,319	—
Series B-2 Preferred Stock	1,706,278	—
Warrants	19,515,783	3,424,291
Stock options	724,184	149
Total	25,838,564	3,424,440

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

Digital Assets continued

The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within loss from change in fair value of digital assets. Remeasurement of the BNB receivable from custodians is similarly reflected within loss

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

The digital asset receivable balance is evaluated for credit losses in accordance with ASC 326, Financial Instruments – Credit Losses.  The allowance for credit losses on digital asset receivables under the current expected credit loss (“CECL”) model is determined by utilizing the probability of default (“PD”) loss given default (“LGD”) approach.  At June 30, 2026, the Company did not record an allowance for credit losses as it was deemed insignificant to the financial statements as a whole.

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

Derivative Instruments

The Company uses derivative instruments, including call option contracts to manage exposure to price fluctuations and to generate yield on its digital asset holdings.  All of the Company’s call option contracts are for 4 weeks or less and are considered short-term.  The Company accounts for these call option contracts in accordance with ASC 815.  The derivatives are recognized on the condensed consolidated balance sheet at fair value.  The Company recognized $40,272 and $61,845 for the three and nine months ended June 30, 2026, as a realized gain on its covered call option contracts.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of June 30, 2026, the Company had cash and cash equivalents of $3.5 million in excess of the FDIC insurance limit.

The Company’s revenues earned from the sale of products and services for the three months ended June 30, 2026 was 93% from one customer within the Therapeutic DNA Production Services segment. The Company’s revenue earned from the sale of products and services for the nine months ended June 30, 2026 was 83%, from one customer within the Therapeutic DNA Production Services segment.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2025 included an aggregate of 53% and 12% from two customers within the Therapeutic DNA Production Services and the DNA Tagging and Security Products and Services segments, respectively. The Company’s revenue earned from the sale of products and services for the nine months ended June 30, 2025 included an aggregate of 26% from one customer within the Therapeutic DNA Production Services segment, and 23%, and 12%, from two customers, respectively, within the DNA Tagging and Security Products and Services segment.

Three customers accounted for 94% of the Company’s accounts receivable at June 30, 2026 and three customers accounted for 99% of the Company’s accounts receivable at September 30, 2025.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the ATM (See Note G), offering costs in the aggregate of  $296,826 were incurred, and were recorded to deferred offering costs on the condensed consolidated balance sheet as of June 30, 2026.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

Preferred Stock

The Company classifies preferred stock as temporary equity when the underlying redemption features are not solely within the Company's control, in accordance with ASC 480-10-S99-3A. Preferred stock classified as temporary equity is initially recorded at fair value, net of issuance costs, and is subsequently remeasured to its redemption amount only if redemption becomes probable or the instrument is currently redeemable.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Warrants Classified as a Liability

The Company evaluates its warrants in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of its Series B-2 Pre-Funded Warrants they should be classified as a liability, as such, they were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

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

The Company's Series B-2 Prefunded Warrants are classified as liability and are measured at fair value on a recurring basis using an option pricing model (Level 3 inputs), as no observable market exists for the Series B-2 Preferred Stock issuable upon exercise.

The Company's Series B-1 Preferred Stock and Series B-2 Preferred Stock were measured at fair value on a nonrecurring basis as of their respective issuance dates using an option pricing model or similar valuation technique (Level 3 inputs), as no observable market exists for either series.

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the CFO, determine its valuation policies and procedures.

As of June 30, 2026, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2026	2025
	(unaudited)
Raw materials	$21,597	$65,503
Work-in-progress	—	—
Finished goods	5,414	18,599
Total	$27,011	$84,102

NOTE D — DIGITAL ASSETS

The following table sets forth for the units held, costs basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheet as of June 30, 2026:

Digital Assets	Number of
held:	Tokens	Cost	Fair value
BNB	2,186	$2,345,971	$1,202,024

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE D — DIGITAL ASSETS, continued

The following table summarizes the Company's digital asset holdings as of:

June 30, 2026
(unaudited)
Fair Value on - October 1, 2025	$-
Purchases	8,866,384
Transfer to custodian - derecognized	(4,025,456)
Loss from fair value measurement of BNB	(3,638,904)
Ending balance -June 30, 2026	$1,202,024

During the nine months ended June 30, 2026, the Company transferred 6,077 BNB tokens to Hex Trust in connection with a written call option arrangement. Under the terms of the custody agreement, legal title to the tokens transferred to the custodian, who retains rehypothecation rights. The Company retains the right to receive equivalent tokens upon expiration of the underlying option. Accordingly, the BNB tokens have been derecognized and a receivable has been recorded representing the Company's right to the return of equivalent tokens. During the nine months ended June 30, 2026, the Company recorded $2,496,609 as a realized loss for the derecognition of the digital assets that were transferred to the custodian. During the three and nine months ended June 30, 2026, the Company recorded $369,635 as an unrealized loss for the change in fair value of the receivable. These amounts are included in Loss from change in fair value of digital assets in the accompanying condensed consolidated statement of operations.

NOTE E — INVESTMENT IN DIGITAL ASSET TRUST

Investment in digital asset trust measured at fair value consist of the following as of June 30, 2026:

	Number of
Investment held:	Units	Cost	Fair value
OBNB Trust	435,638	$11,434,720	$4,526,280

The following table summarizes the Company's OBNB Trust Units investment holdings as of:

	Balance
Fair Value on - October 1, 2025		$—
Purchases		11,434,720
Loss from fair value measurement of OBNB Trust Units	$	($ 6,908,440)
Ending balance - June 30, 2026		$4,526,280

NOTE F — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2026	2025
	(unaudited)
Accounts payable (related party amounts of $90,440 and $0 are included at June 30, 2026 and September 30, 2025, respectively)	$336,637	$844,781
Accrued salaries payable	299,246	1,128,270
Other accrued expenses	283,304	285,325
Accrued dividend payable	19,634	—
Total	$938,821	$2,258,376

NOTE G — CAPITAL STOCK

Nasdaq Ticker Change

Effective October 7, 2025 the Company changed its ticker symbol on the Nasdaq Capital Market from “APDN” to “BNBX”.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Nasdaq Delisting

On July 13, 2026, the Company received a delisting determination from a Nasdaq Hearing Panel based on the Company's failure to maintain the minimum $1.00 bid price requirement under Nasdaq Listing Rule 5550(a)(2). Trading in the Company's common stock on The Nasdaq Stock Market was suspended at the open of trading on July 14, 2026. The Company has transitioned to trading on the OTCQB Venture Market operated by OTC Markets Group under the unchanged ticker symbol "BNBX" (the “Delisting Determination”).  The Company filed a request for the Nasdaq Listing and Hearing Review Council to review the Delisting Determination, which is currently pending. See Note L for additional information.

At the Market Offering

On November 4, 2025 the Company entered into an At The Market Offering Agreement (the “ATM”) with Lucid Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock with an aggregate offering price of up to $8,157,932 through the Agent. Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. During the three and nine months ended June 30, 2026, the Company sold 1,184,957 and 1,195,716 shares of common stock for net proceeds of $853,548 and $885,339, after deducting commissions of $26,399 and $27,382, respectively.

May 2026 Private Placement Offered Shares

During the three months ended June 30, 2026, the Company completed  two private placements: a SPA Private Placement on May 28, 2026 and on July 20, 2026 (see the Subsequent events footnote below) (the “SPA Private Placement”), and an Inducement Private Placement on June 30, 2026 (the “Inducement Private Placement and collectively the “May 2026 Private Placement”).

In connection with the SPA Private Placement, we entered into the Securities Purchase Agreement and joinders to the Securities Purchase Agreement with a Selling Stockholder, pursuant to which we sold and issued to the Selling Stockholder, at an offering price of $1.05 per share, 2,380,953 shares of Series B-1 Preferred, each of which is convertible into one share of Common Stock, subject to applicable beneficial ownership limitations, and Series F Warrants to purchase 2,380,953 shares of Common Stock at an exercise price of $0.76 per share. The Series B-1 Preferred carries a liquidation preference of 1.5x the original issue price of $1.05 per share and accrues cumulative dividends at a rate of 8% per annum. Gross proceeds from the SPA Private Placement totaled $2.5 million.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

Concurrently with the SPA Private Placement, and within the offering period contemplated by the Securities Purchase Agreement and Inducement Agreements, the Company entered into the Inducement Private Placement via Warrant Inducement and Exchange Agreements (the "Inducement Agreements") with five Selling Stockholders that participated in its October 2025 Private Placements. Pursuant to the Inducement Agreements, the Selling Stockholders agreed to: (i) exercise 461,318 Series E Common Stock Purchase Warrants (the "Series E Warrants") issued in the October 2025 Private Placement for cash at an exercise price of $3.82, resulting in the issuance of 461,318 shares of Common Stock and aggregate cash proceeds to the Company of approximately $1.76 million; and (ii) exchange 2,548,575 Pre-Funded Warrants issued in the October 2025 Private Placement and 1,461,323 shares of Common Stock (including the 461,318 shares issued upon the exercise of the Series E Warrants and 1,000,005 shares that were issued in the October 2025 Private Placement) for an aggregate of 1,511,366 shares of Series B-1 Preferred, 1,706,278 shares of Series B-2 Preferred and 2,303,620 Series B-2 Pre-Funded Warrants, each exercisable for one share of Series B-2 Preferred at  an exercise price of $0.0001 per share. The 1,461,318 shares of Common Stock that were exchanged in the Inducement Private Placement were retired from the Company’s outstanding Common Stock.  The Series B-2 Preferred carries a liquidation preference of 1.0x the original issue price of $0.38 per share and accrues cumulative dividends at a rate of 6% per annum. Each share of Series B-2 Preferred is convertible into one share of Common Stock, subject to applicable beneficial ownership limitations. No additional cash consideration was paid or received by us in connection with the exchange transactions described in clause (ii) above. Following the consummation of the transactions contemplated by the Inducement Agreements, an aggregate of 7,603,358 Series E Warrants and 1,519,726 Pre-Funded Warrants issued in the October 2025 Private Placement remain issued and outstanding. Gross proceeds from the closing of the Inducement Private Placement totaled $1.76 million.

Upon the closing of May 2026 Private Placement, the Company received $4.26 million in aggregate gross proceeds.

The Series B-2 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Series B-2 Pre-Funded Warrants issued in the Inducement Private Placement are exercised in full. The Series F Warrants are immediately exercisable for cash for a period of three years from the date of issuance and may also be exercised on a cashless basis at any time beginning six months after their initial issuance if, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for, the resale of the underlying shares of Common Stock by the holder thereof.

The Series B-1 and B-2 Preferred Stock have been classified as temporary equity because, upon the occurrence of a Fundamental Transaction or a Redemption Event (each as defined in the applicable Certificate of Designations), the Company may be required to settle the Series B-1 or B-2 Preferred Stock, as applicable, for cash in a manner that is not solely within the Company control.  A Redemption Event includes the occurrence of a Fundamental Transaction, a Delisting Event, a Treasury Value Event, a Warrant Ratchet Event, or an Event of Default, in each case as defined in the applicable Certificate of Designations.

The Series B-2 Pre-Funded Warrants have been classified as a liability. Although the Series B-2 Pre-Funded Warrants are a warrant to purchase shares rather than an outstanding share themselves, the shares of Series B-2 Preferred Stock issuable upon their exercise are contingently redeemable for cash outside the Company's control (see discussion of the Series B-1 and Series B-2 Preferred Stock above). A warrant on shares that are redeemable outside the issuer's control is required to be classified as a liability under ASC 480-10-25-8, even where the underlying redemption feature is conditional on a defined contingency. Accordingly, the Series B-2 Pre-Funded Warrants are recognized as a liability, initially and subsequently measured at fair value, with changes in fair value recognized in earnings each reporting period. As of June 30, 2026, the fair value of the Series B-2 Pre-Funded Warrant liability was $1,059,604. See Note L, Fair Value Measurements, for the valuation methodology and significant inputs used.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

The Company accounted for the Inducement Private Placement as an extinguishment of the equity instruments surrendered by the Selling Stockholders (i.e., the shares of Common Stock, the Series E Warrants exercised, and the October Pre-Funded Warrants exchanged), by analogy to the guidance in ASC 505-30 governing repurchases of an entity's own equity instruments. The Series B-1 Preferred Stock, Series B-2 Preferred Stock, and Series B-2 Pre-Funded Warrants issued in the transaction were measured at their respective fair values as of the Closing Date and treated collectively as the consideration transferred to extinguish the surrendered instruments. An amount equal to the fair value of the equity instruments surrendered immediately prior to the transaction, net of cash proceeds received, was recognized as a reduction of additional paid-in capital. Because the aggregate fair value of the consideration issued exceeded the fair value of the instruments surrendered, and because the transaction was negotiated with, and consummated on a non-pro-rata basis with, a discrete group of Selling Stockholders rather than effected pro rata with the Company's stockholders generally, the excess of $1,439,652 was recognized as an expense in the condensed consolidated statements of operations for the three and nine months ended June 30, 2026.  See Note L, Fair Value Measurements, for the valuation methodology and significant inputs used.

As of June 30, 2026, the Company had accrued dividends of $19,634 associated with Series B-1 and Series B-2 Preferred Stock. These accrued dividends were recorded as a reduction to additional paid in capital, as the Company has an accumulated deficit and no retained earnings against which to charge such dividends.

Guaranty Agreement

In connection with the Securities Purchase Agreement and the Inducement Agreements, Build & Build, LLC, a Delaware limited liability company, and BNBX Ltd., a British Virgin Islands business company, each a 100% owned subsidiary of the Company, and such other wholly-owned subsidiary or subsidiaries of the Company as may from time to time hold Digital Assets, as defined in the Securities Purchase Agreement, or may become additional guarantors (each a “DAT Subsidiary”) agreed to enter into a guaranty agreement (the “DATS Guaranty”) in favor of, at any time, all persons who are, at such time, registered holders of shares of the Preferred Stock or Series B-2 Pre-Funded Warrants on the books and records of the Company or its transfer agent, as applicable, and their respective permitted successors, assigns, and transferees who become registered holders of Preferred Stock (the “Guaranteed Parties”). Pursuant to the DATS Guaranty, each DAT Subsidiary has agreed to guarantee (a) all cash-payment obligations of the Company to the Guaranteed Parties under the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”), the Securities Purchase Agreement, the Inducement Agreement and the other transaction documents in respect of the Preferred Stock or otherwise, whether now existing or hereafter arising, including, without limitation: (i) all accrued and unpaid dividends (whether or not declared), including but not limited to compounded dividends, with respect to the Preferred Stock, as and when payable under the Certificate of Designations; (ii) cash due upon a holder’s redemption of Preferred Stock, if any, (iii) the Liquidation Preference, (as defined in the Certificate of Designations), payable with respect to the Preferred Stock upon a liquidation event (as defined in the Certificate of Designations); and (iv) any other monetary amount payable by the Company to any Guaranteed Party pursuant to the Certificate of Designations or the Securities Purchase Agreement or any other transaction document related to the May 2026 Private Placement; and (b) to the extent legally enforceable as a guaranty under applicable law, the economic damages suffered by any Guaranteed Party as a result of the Company’s failure to honor any right of exercise or conversion (or right associated therewith) of such Guaranteed Party under the Certificate of Designations, the Inducement Agreement, the Series F Warrants, or Series B-2 Pre-Funded Warrants that is not susceptible to cash performance by Guarantor, in each case measured by the fair market value, on the date of the Company’s failure, of the property the Company was required to deliver and failed to deliver.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

Pursuant to the DATS Guaranty, each Guaranteed Party agrees to the appointment KGPLA Holdings LLC (the “Lead Investor”), as their representative for the purposes of the following:

(i)	distributing notices to the guarantors, including the DAT Subsidiaries. on behalf of the Guaranteed Parties;
(ii)	delegating (in its reasonable discretion) all or any portion of the obligations and benefits of Lead Investor;
(iii)	enforcing the DATS Guaranty against any or all guarantors subject to approval by Guaranteed Parties holding more than 50% of the aggregate Liquidation Preference of the then-outstanding shares of Series B-1 Preferred Stock (the “Majority-in-Interest”);
(iv)	holding any security interest, lien, pledge, account control, or other collateral package granted by any guarantor under or in connection with the agreement for the ratable benefit of all Guaranteed Parties, and administering any enforcement or release of such collateral at the direction of the Majority-in-Interest; and
(v)	acting as the sole party with standing and authority to bring any enforcement action, suit, or proceeding with respect to the agreement.

No individual Guaranteed Party has independent standing to sue any guarantor under the DATS Guaranty but shall rely upon the Lead Investor for enforcement in accordance with the DATS Guaranty. Upon an Event of Default, as defined in the DATS Guaranty, the Lead Investor, at the direction of the Majority-in-Interest may declare all guaranteed obligations to be immediately due and payable.

In addition to certain covenants and restrictions set forth in the DATS Guaranty, the DAT Subsidiaries have agreed to comply with the “Digital Asset Treasury Procedures”, which means the procedures governing the management, custody, transfer, and disposition of assets held in the Digital Asset Treasury, as defined in the DATS Guaranty, to be set forth in a separate instrument agreed upon by the Company and the holders representing a majority of the outstanding shares of Series B-1 Preferred, not later than thirty (30) days following the Initial Closing of the Securities Purchase Agreement, which shall include both (a) the initial procedures for the establishment and contribution of assets to the Digital Asset Treasury and (b) ongoing procedures for the maintenance, monitoring, and administration thereof

The DATS Guaranty will terminate when all Guaranteed Obligations have been satisfied in full and no shares of Preferred Stock remain outstanding.

In conjunction with the May 2026 Private Placement, we entered into a strategic advisory engagement with GlobalStake Infrastructure, LLC ("GlobalStake"), a Delaware limited liability company, effective June 17, 2026. Under the engagement, GlobalStake will conduct a comprehensive strategic review of our business, assets, and capital structure over an initial four-month term. The review will be led by Richard Shorten, Founder of Silvermine Capital Advisors, LLC and Chairman of GlobalStake, who brings more than 30 years of experience across institutional finance, corporate law, and digital asset sectors. We paid GlobalStake a pre-paid advisory fee of $300,000 for the initial term. GlobalStake is affiliated with Comstock MultiChain Fund, LP, a current shareholder of the Company and participant in the May 2026 Private Placement.

October 2025 Private Placement Offering

The Company completed two private placements: a Cash Private Placement on October 3, 2025, and a Cryptocurrency Private Placement on October 21, 2025 (collectively the “ October 2025 Private Placement”).

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

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

During the three and nine months ended June 30, 2026, 344,802 and 1,446,802, respectively, of the Pre-Funded Warrants were exercised.

Strategic DAS Agreement

In connection with the Private Placement, on September 29, 2025, the Company entered into a Strategic Digital Assets Services Agreement (the “Strategic DAS Agreement”) with Cypress LLC, a Puerto Rico limited liability company, and a related party (the “Services Provider”), pursuant to which the Company appointed the Services Provider to provide discretionary asset management services (i) in compliance with the Company’s BNB Strategy, (ii) with respect to any other cryptocurrency or digital asset strategies subject to the Company’s approval, in each case, solely with respect to the Account Assets (as defined below) in the accounts or cryptocurrency “wallets” identified by the Company after consultation with the Services Provider.

As set forth in the Strategic DAS Agreement, the Company  agreed to pay to the Services Provider a fixed-rate management fee accrued and payable monthly (prorated for partial months) in arrears, equal to 1/12 of 1.25% per annum multiplied by the net asset value of the Account as of the last day of each month, before taking into account the estimated accrued incentive fee (as described below), if any. The management fee was payable within fifteen days of the Company’s receipt of an invoice from the Services Provider after the end of each month. In addition, the Company agreed to pay to the Services Provider an incentive fee for each Incentive Period (as defined in the Strategic DAS Agreement) relating to the Account equal to 10% on net returns, multiplied by the amount, if any, by which the increase in net asset value of the Account during such Incentive Period (excluding any amounts contributed to or withdrawn from the Account during such Incentive Period) exceeded the sum of (x) net asset value for the Account as of the later of the effective date of September 29, 2025 and the last time an incentive fee was paid in respect of the Account and (y) the aggregate management fees, to the extent not included in the calculation of net asset value, to Services Provider during such Incentive Period.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

The Strategic DAS Agreement had an initial term of five years.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of Cypress LLC.

During the three and nine months ended June 30, 2026, the Company incurred $17 thousand of expenses under this agreement.

Strategic Advisor Agreement

In connection with the October 2025 Private Placement, on September 29, 2025, the Company entered into a Strategic Advisor Agreement with Cypress Management LLC, a Puerto Rico limited liability company (the “Strategic Advisor”), and a related party, pursuant to which the Company appointed the Strategic Advisor to provide strategic advice, guidance and technical advisory services relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of five years.

Pursuant to the terms of the Strategic Advisor Agreement, the Company was to pay a monthly fee of $60,000 to the Strategic Advisor and issued to the Strategic Advisor five-year warrants to purchase shares of our common stock (the “Advisory Warrants”) in an aggregate amount equal to 1,986,634 shares of our common stock with an exercise price of $3.82 per share.

Both Joshua Kruger, the Chairman of the Company’s Board of Directors, and Patrick Horsman, the Company’s Chief Investment Officer are affiliates of Cypress LLC.

During the three and nine months ended June 30, 2026 the Company incurred $180,000 and $540,000 in fees under the Strategic Advisor Agreement, respectively. The Company also recorded $7,985,569 for the fair value of the Advisory Warrants, which was included in consulting expense for the nine months ended June 30, 2026.

Cypress Settlement Agreement

On July 23, 2026 (the “Termination Date”), the Company and JR Pasch, Joshua Kruger, the former Chairman of the Company’s board of directors, Patrick Horsman, the Company’s former Chief Investment Officer, Cypress Management LLC, and Cypress LLC (collectively the “Cypress Parties”) entered into a Termination, Standstill, and Mutual Release Agreement (the “Cypress Settlement Agreement”) pursuant to which the Company and the Cypress Parties mutually agreed to terminate, effective as of the Termination Date, the Digital Services Agreement, the Strategic Advisor Agreement, and a Consulting Agreement between us and Mr. Horsman dated October 1, 2025.

Pursuant to the Cypress Settlement Agreement the Company agreed to (i) pay the Cypress Parties an aggregate sum of $1,000,000 consisting of an initial payment of $500,000 on the Termination Date with the remaining $500,000 to be made in twelve equal monthly installments commencing on the first business day following the Termination Date, and (ii) issue to the Cypress Parties, an aggregate of 200,000 shares of Series B-1 Preferred in twelve equal monthly installments beginning on the first month anniversary of the Termination Date. Except for certain instances of non-compliance with the Cypress  Settlement Agreement by the Cypress Parties, the Company agreed that any default of its payment obligations under the Cypress Settlement Agreement will incur a default fee to the Cypress Parties in the aggregate of $1,250,000 reduced by the aggregate amount of all Cash Installment Payments previously paid by the Company prior to the date of such default.

In connection with the Cypress Settlement Agreement Mr. Kruger notified the Company of his resignation as Chairman and as a director of the Company, effective July 31, 2026, and Mr. Horsman ceased to serve as the Company’s Chief Investment Officer effective as of the Termination Date.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE G — CAPITAL STOCK, continued

The Cypress Parties also agreed, among other things, that until September 29, 2030, they will not, directly or indirectly: (i) solicit proxies or written consents of stockholders, or participate in any solicitation of any proxy, consent or other authority to vote the Company’s securities; (ii) present proposals for consideration for action by stockholders at any annual or special meeting of the Company; (iii) submit, encourage or otherwise solicit stockholders of the Company or induce or attempt to induce any other person to initiate stockholder proposals; (iv) seek to remove any member of the Board, propose any nominee for election to the Board, or seek representation on the Board; (v) grant any proxy, consent or other authority to vote with respect to any matters at any annual or special meeting of the Company other than to the named proxies included in the Company’s proxy card; (vi) deposit any securities in a voting trust or subject them to a voting agreement; (vii) own, purchase or acquire any additional shares of the Company’s common stock, right to vote or direct the voting of the Company’s common stock, or any securities convertible into the Company’s common stock.

In addition, the Cypress Parties agreed to the (i) recission of 695,322 Series E-1 warrants to purchase shares of the Company’s common stock previously issued to the Cypress Strategic Advisor pursuant to the SA Agreement (the “Rescinded Warrants”), and (ii) modification of 1,291,312 Series E-1 warrants previously issued to the Cypress Strategic Advisor remaining after giving effect to the Rescinded Warrants (the “Modified Warrants”), to replace Section 3(d) of the Modified Warrants with a complete waiver of any rights the holder thereof may have in law, equity or otherwise, related to the effect on the Modified Warrants of fundamental transactions of the Company.

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

The Company recorded $840,585 for the fair value of the Consultant Warrants, which was included in consulting expense for the nine months ended June 30, 2026.

Chief Investment Officer

On October 1, 2025, Patrick Horsman, a principal of the Cypress Digital, was appointed as the Chief Investment Officer of the Company. In connection with the Cypress Settlement Agreement Mr. Horsman ceased to serve as our Chief Investment Officer effective as of the Termination Date, as detailed above. Prior to the Termination Date, Mr. Horsman received monthly compensation of $29,167 for serving as the Company’s  Chief Investment Officer but was not an executive officer of the Company. Mr. Horsman is a principal of the Patrick Horsman IRA Investment Trust, which was a purchaser in the October 2025 Private Placement. Mr. Horsman is also a member of the Cypress Strategic Advisor, which together with its affiliates provided services to the Company for compensation of approximately $720,000 on an annual basis prior to the Cypress Settlement Agreement.

The Company recorded $92,722 and $298,927, respectively, in consulting and travel expenses under this agreement for the three and nine months ended June 30, 2026.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE H — WARRANTS, STOCK OPTIONS and RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2025	3,121,203	$7.98
Granted	21,022,733	2.03
Exercised	(2,050,728)	1.22
Cancelled or expired	(2,577,425)	0.04
Balance at June 30, 2026	19,515,783	$4.14

During the nine months ended June 30, 2026, 142,608 of the May 2024 Series A Warrants were exercised  for proceeds of $731,764.

Stock Options

On December 12, 2025, at a special meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of authorized shares of common stock reserved for issuance by 5,000,000 shares.

During the nine months ended June 30, 2026, the Company granted 724,018 stock options. 462,227 of the options were granted to directors and have a strike price of $0.69 and vest 25% immediately on the grant date and 25% per quarter and become fully vested on the nine-month anniversary of the date of grant. 93,000 of the stock options were granted to a director as incentive for joining the Board of  Directors, they have a strike price of $1.31 and vest 25% per quarter and become fully vested on the one-year anniversary from the date of grant. The Company also granted 168,776 stock options to executive officers with a strike price of $2.52 and vest 25% per quarter and become fully vested on the one-year anniversary from the date of grant.

The fair value of options granted during the nine months ended June 30, 2026 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Stock price	$1.20
Exercise price	$1.20
Expected term	5.26
Dividend yield	—
Volatility	161%
Risk free rate	3.96%

The Company recorded $227,077 as stock compensation expense within selling, general and administrative for the three months ended June 30, 2026. The Company recorded $1,195,141 as stock compensation expense within selling, general and administrative for the nine months ended June 30, 2026, which included $713,743 of expense related to the restricted stock units that vested during January 2026. The weighted average grant date fair value per share for options granted during the nine months ended June 30, 2026 was $1.13.  As of June 30, 2026 there was $123,003 in compensation costs for non-vested awards not yet recognized and is expected to be recognized over a weighted average period of 4 months.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE I — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under an operating lease in Stony Brook, New York for its former corporate headquarters. The lease was for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term was for three years and expired on February 1, 2026. The lease for the corporate headquarters required monthly payments of $48,861, which was adjusted annually based on the US Consumer Price Index and was adjusted to monthly payments of $52,440 commencing on February 1, 2025. In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. The letter of credit expired when the Company vacated the premises.  On January 20, 2026, the Company entered into a new lease agreement for a total of 2,095 square feet for its new corporate headquarters in Stony Brook, New York, which includes both office space and two laboratories for a combined monthly payment of $8,665. The new lease term commenced on February 1, 2026 and will expire on January 31, 2027.  On September 19, 2025, the Company entered into a lease agreement for approximately 175 square feet of office space in Windermere, Florida. This lease expires on September 30, 2026, and has monthly payments of $1,489. The lease for our new corporate headquarters, as well as the office space lease in Florida are both considered short-term lease obligations. The total rent expense for the three and nine months ended June 30, 2026 was $30,462 and $266,487, respectively.

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

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

Information regarding operations by segment for the three-months ended June 30, 2026 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Digital Asset Treasury	Consolidated
Revenues:
Product revenues	$584,663	$888	$—	$585,551
Service revenues	(1,263)	21,018	—	19,755
Less intersegment revenues	—	—	—	—
Total revenues	$583,400	$21,906	$—	$605,306

Gross profit	464,783	(17,661)	—	$447,122

Segment operating expenses
Selling, general and administrative	$309,793	$384,236	$426,639	$1,120,668
Realized gain on derivative written call options	(40,272)			(40,272)
Loss from fair value measurement of digital assets	—	—	502,687	502,687
Loss from fair value measurement of investments	—	—	875,632	875,632
Research and development	199,106	10,724	—	209,830
Total segment operating expenses	$468,627	$394,960	$1,804,958	$2,668,545
Income (loss) from segment operations (a)	$(3,844)	$(412,621)	$(1,804,958)	$(2,221,423)

Information regarding operations by segment for the three-months ended June 30, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Consolidated
Revenues:
Product revenues	$160,999	$34,263	$195,262
Service revenues	52,070	57,061	109,131
Less intersegment revenues	—	—	—
Total revenues	$213,069	$91,324	$304,393

Gross profit	41,528	(36,398)	5,130
Segment operating expenses
Selling, general and administrative	$1,074,583	$119,770	$1,194,353
Research and development	705,053	(42,909)	662,144
Total segment operating expenses	$1,779,636	$76,861	$1,856,497
Loss from segment operations (a)	$(1,738,108)	$(113,259)	$(1,851,367)

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE J – SEGMENT INFORMATION, continued

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows for the three months ended:

	June 30,
	2026	2025
Loss from operations of reportable segments (a)	$(2,221,423)	$(1,851,367)
General corporate expenses (b)	(1,019,296)	(1,842,693)
Interest income	793	40,267
Unrealized gain on change in fair value of warrants classified as a liability	—	6,410
Net loss from discontinued operations	—	(336,195)
Other income (expense), net	—	(531)
Warrant inducement expense	(1,439,652)	—
Consolidated loss before provision for income taxes	$(4,679,578)	$(3,984,109)
(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consist of Selling, general and administrative expenses that are not specifically identifiable to a segment.

Information regarding operations by segment for the nine-months ended June 30, 2026 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Digital Asset Treasury	Consolidated
Revenues:
Product revenues	$2,035,755	$112,792	$—	$2,148,547
Service revenues	—	46,264	—	46,264
Less intersegment revenues	—	—	—	—
Total revenues	$2,035,755	$159,056	$—	$2,194,811

Gross profit	1,597,085	(7,820)	—	1,589,265
Segment operating expenses
Selling, general and administrative	$900,874	$536,099	$11,017,667	$12,454,640
Realized gain on derivative written call options	—	—	(61,845)	(61,845)
Loss from fair value measurement of digital assets	—	—	4,321,591	4,321,591
Loss from fair value measurement of investments	—	—	6,908,440	6,908,440
Research and development	987,410	53,130	—	1,040,540
Total segment operating expenses	$1,888,284	$589,229	$22,185,853	24,663,366
(Loss) income from segment operations (a)	$(291,199)	$(597,049)	$(22,185,853)	$(23,074,101)

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE J — SEGMENT INFORMATION, continued

Information regarding operations by segment for the nine months ended June 30, 2025 is as follows:

	Therapeutic DNA	DNA Tagging and
	Production	Security Products	Consolidated
Revenues:
Product revenues	$668,407	$571,340	$1,239,747
Service revenues	159,312	538,447	697,759
Clinical laboratory service revenues	—	—	—
Total revenues	$827,719	$1,109,787	$1,937,506

Gross profit	428,187	578,700	1,006,887

Segment operating expenses
Selling, general and administrative	$2,931,352	$1,155,551	$4,086,903
Research and development	2,146,426	138,293	2,284,719
Total segment operating expenses	$5,077,778	$1,293,844	$6,371,622
Loss from segment operations (a)	$(4,649,591)	$(715,144)	$(5,364,735)

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows for the nine months ended:

	June 30,
	2026	2025
Loss from operations of reportable segments	$(23,074,101)	$(5,364,735)
General corporate expenses (b)	(5,625,482)	(4,684,821)
Interest income	13,697	168,672
Unrealized gain on change in fair value of warrants classified as a liability	370	318,840
Other income (expense), net	174,249	$(23,778)
Net loss from discontinued operations	—	(403,120)
Warrant inducement expense	(1,439,652)	—
Consolidated net loss	$(29,950,919)	$(9,988,942)

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

June 30, 2026

(unaudited)

NOTE K — DISCONTINUED OPERATIONS

On June 27, 2025, the Company implemented a strategic restructuring and realignment of resources to focus exclusively on its Therapeutic DNA Production Services business. As part of actions undertaken, the Company implemented a workforce reduction of approximately 27% of its then current headcount and has ceased operations at ADCL.

The following table presents the major classes of ADCL’s results within Net loss from discontinued operations, net of tax in the condensed consolidated statement of operations for the three and nine months ended June 30, 2025:

	June 30, 2025		Fiscal Year Ended September 30,
	Three Months	Nine Months	2025	2024
Clinical laboratory service revenues	$26,050	$572,928	$572,928	$1,317,930

Cost of clinical laboratory service revenues	301,556	795,237	790,455	1,275,891

Gross profit	(275,506)	(222,309)	(217,527)	42,039

Selling, general and administrative	69,478	192,877	215,105	398,357
Interest (income)	(25)	(3,302)	(3,301)	(55,819)
Other expense, net	(8,764)	(8,764)	(36,600)	—
Net loss from discontinued operations	(336,195)	(403,120)	(392,731)	(300,499)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations, net of tax	$(336,195)	$(403,120)	$(392,731)	$(300,499)

Assets and liabilities of discontinued operations associated with ADCL presented in the consolidated balance sheets as of June 30, 2026 and September 30, 2025 are included in the following table:

	June 30,	September 30,
	2026	2025
ASSETS
Cash and cash equivalents	$—	$6,971
Accounts receivable, net	—	—
Inventories	—	—
Prepaid expenses and other current assets	—	—
Total current assets of discontinued operations	—	6,971
Property and equipment, net	—	—
Total assets of discontinued operations	—	6,971

LIABILITIES
Accounts payable and accrued liabilities	—	—
Total liabilities of discontinued operations	$—	$—

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE L — FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value in accordance with ASC 820, Fair Value Measurement, which establishes a three-tier hierarchy based on the observability of inputs used in valuation: Level 1 (quoted prices in active markets for identical assets or liabilities), Level 2 (observable inputs other than quoted prices, either directly or indirectly), and Level 3 (unobservable inputs that reflect the Company's own assumptions).

Recurring Fair Value Measurements

The following table presents the Company's liabilities measured at fair value on a recurring basis as of June 30, 2026:

Description	Level 1	Level 2	Level 3	Total
Series B-2 Pre-Funded Warrant liability	$—	$—	$1,059,604	$1,059,604

The Series B-2 Pre-Funded Warrants are classified as a liability because the shares of Series B-2 Preferred Stock issuable upon exercise are contingently redeemable for cash outside the Company's control (see Note G).  Pursuant to ASC 480-10-25-13(a), a warrant to purchase shares that are puttable or otherwise redeemable outside the issuer’s control is classified as a liability regardless of the probability that the underlying redemption contingency will occur. The Company estimated the fair value of the Series B-2 Pre-Funded Warrant liability using a Goldman Sachs lattice model, given the multiple contingent redemption and conversion features embedded in the underlying Series B-2 Preferred Stock. Significant unobservable inputs used in the valuation as of June 30, 2026 were as follows:

Input	30-Jun-26
Stock price	$0.42
Expected volatility	50.0%
Discount yield	13.6%
Dividend rate	6.0%
Conversion price	$0.38
Expected term (years)	20.0

The following table presents a rollforward of the Series B-2 Pre-Funded Warrant liability, which is measured at fair value on a recurring basis using Level 3 inputs, for the three months ended June 30, 2026:

Description	Amount
Balance, March 31, 2026	-
Issuances	$1,059,604
Change in fair value included in earnings	-
Balance, June 30, 2026	$1,059,604

The Series B-2 Pre-Funded Warrants were issued on June 24 and June 30, 2026, concurrently with the closing of the Warrant Inducement and Exchange Transaction; accordingly, no change in fair value was recognized between issuance and quarter end. Changes in the fair value of the Series B-2 Pre-Funded Warrant liability will be recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE L — FAIR VALUE MEASUREMENTS, continued

Nonrecurring Fair Value Measurements

In connection with the closing of the SPA Private Placement (see Note G), the Company measured the Series B-1 Preferred Stock and Series F Warrants at fair value in order to allocate the $2.5 million in gross proceeds between the two instruments on a relative fair value basis. In connection with the closing of the Warrant Inducement and Exchange Transaction, the Company similarly measured the Series B-1 Preferred Stock, Series B-2 Preferred Stock, and Series B-2 Pre-Funded Warrants issued therein at fair value, both to allocate the related cash proceeds and to measure the consideration transferred in the extinguishment accounting described in Note G. These fair value measurements were classified as Level 3 and the B-1 and B-2 Preferred Stock were estimated using a Goldman Sachs lattice model and the Series F warrants were estimated using a Monte Carlo simulation model, using the following significant unobservable inputs as of the applicable Closing Date:

Input	Series B-1 Preferred	Series B-2 Preferred
Stock price	$0.39	$0.42
Expected volatility	50.0%	50.0%
Discount yield	13.8%	13.6%
Dividend rate	8.0%	6.0%
Conversion price	$1.05	$0.38
Expected term (years)	20.00	20.00

Input	Series F Warrants
Stock price	$0.39
Exercise price	$0.76
Call price	$2.28
Risk-free rate	4.03%
Dividend yield	0%
Volatility	135%
Term	3.00

NOTE M — SUBSEQUENT EVENTS

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 10, 2026, the Company received a delisting determination from the Hearing Panel of the Nasdaq Stock Market LLC (“Nasdaq”) as a result of our non-compliance with the minimum $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Delisting Determination”).

In accordance with Nasdaq Listing Rule 5820, the Company requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the Delisting Determination in light of the Company’s recently closed financing and further developments in connection with its ongoing strategic review process (the “Listing Council Review”).  If the Listing Council elects to review the matter, it may affirm, modify, reverse, or remand the Hear Panel’s decision.  The request for Listing Council Review did not stay the Delisting Determination, and trading of the Company’s Common Stock on Nasdaq was suspended at the open of trading on July 14, 2026.

BNB PLUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE M — SUBSEQUENT EVENTS, continued

There can be no assurance that the Listing Council will grant the Company’s request for the Listing Council Review, or that the Listing Council Review will result in the Company’s Common Stock resuming to be traded on the Nasdaq Capital Market. In connection with the Hearing Panel’s decision, Nasdaq will file a Form 25 with the SEC in accordance with Nasdaq Listing Rule 5830 and Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after applicable appeal periods have lapsed.

As a result of the suspension in trading and delisting, the Company’s Common Stock began trading on the OTCQB Venture at the open of trading on July 14, 2026.

SPA Private Placement

During July 2026, the Company closed on an additional $200,000 of gross proceeds under the SPA Private Placement.  The Company issued 190,476 Series B-1 Preferred shares and 190,476 Series F Warrants.  See Note G for details on the SPA Private Placement.

Resignation of Chairman of the Board of Directors and Chief Investment Officer

In connection with the Cypress Settlement Agreement Mr. Kruger notified the Company of his resignation as Chairman and as a director of the Company, effective July 31, 2026, and Mr. Horsman ceased to serve as the Company’s Chief Investment Officer effective as of the Termination Date.

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

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “focus”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “predicts”, “strategy”, “guidance”, “intend”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2025, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our need for additional financing which may in turn require the issuance of additional shares of Common Stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our business strategy and the timing of our expansion plans, including our BNB Strategy;
●	failure to realize the anticipated benefits of the proposed digital asset treasury strategy;
●	risks related to the Company’s ability to raise and deploy capital effectively;
●	risks relating to an unproven BNB yield generation strategy;
●	the risk that the price of our Common Stock may be highly correlated to the price of the digital assets that we hold;
●	risks related to increased competition in the industries in which the Company does and will operate;
●	risks related to our Common Stock listing on the OTCQB;
●	risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; and
●	risks related to the unknown returns that the Company’s BNB treasury strategy will generate.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the highly volatile nature of the price of BNB and other cryptocurrencies;
●	the risks relating to the Company’s operations and business;

●	changes in business, market, financial, political and regulatory conditions;
●	risks relating to significant legal, commercial, regulatory and technical uncertainty regarding digital assets generally;
●	risks relating to market volatility, cybersecurity and custody of digital assets, potential changes in laws or accounting standards relating to cryptocurrency, and regulatory developments affecting BNB;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

In addition, via our subsidiary LineaRx Inc. (“LineaRx”) we are commercializing proprietary nucleic acid production solutions for the biopharmaceutical and diagnostics markets. Our nucleic acid production solutions enable cell-free manufacturing of deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”) , which are essential components for a new generation of advanced biotherapeutics, such as gene therapies, adoptive cell therapies, messenger RNA therapeutics and DNA vaccines, as well as diagnostic applications.

Recent Developments

Cypress Settlement Agreement

On July 23, 2026, the Company and the Cypress Parties entered into the Cypress Settlement Agreement pursuant to which the Company and the Cypress Parties mutually agreed to terminate, effective as of the Termination Date, the Digital Services Agreement, the SA Agreement, and a Consulting Agreement between us and Mr. Horsman dated October 1, 2025 and the Company is transitioning execution of the Company’s BNB treasury strategy fully in-house.

Pursuant to the Cypress Settlement Agreement the Company agreed to (i) pay the Cypress Parties an aggregate sum of $1,000,000 consisting of an initial payment of $500,000 on the Termination Date with the remaining $500,000 to be made in twelve equal monthly installments commencing on the first business day following the Termination Date, and (ii) issue to the Cypress Parties, an aggregate of

200,000 shares of Series B-1 Preferred in twelve equal monthly installments beginning on the first month anniversary of the Termination Date. Except for certain instances of non-compliance with the Cypress  Settlement Agreement by the Cypress Parties, the Company agreed that any default of its payment obligations under the Cypress Settlement Agreement will incur a default fee to the Cypress Parties in the aggregate of $1,250,000 reduced by the aggregate amount of all Cash Installment Payments previously paid by the Company prior to the date of such default.

In connection with the Cypress Settlement Agreement Mr. Kruger notified the Company of his resignation as Chairman and as a director of the Company, effective July 31, 2026, and Mr. Horsman ceased to serve as the Company’s Chief Investment Officer effective as of the Termination Date.

The Cypress Parties also agreed, among other things, that until September 29, 2030, they will not, directly or indirectly: (i) solicit proxies or written consents of stockholders, or participate in any solicitation of any proxy, consent or other authority to vote the Company’s securities; (ii) present proposals for consideration for action by stockholders at any annual or special meeting of the Company; (iii) submit, encourage or otherwise solicit stockholders of the Company or induce or attempt to induce any other person to initiate stockholder proposals; (iv) seek to remove any member of the Board, propose any nominee for election to the Board, or seek representation on the Board; (v) grant any proxy, consent or other authority to vote with respect to any matters at any annual or special meeting of the Company other than to the named proxies included in the Company’s proxy card; (vi) deposit any securities in a voting trust or subject them to a voting agreement; (vii) own, purchase or acquire any additional shares of the Company’s common stock, right to vote or direct the voting of the Company’s common stock, or any securities convertible into the Company’s common stock.

In addition, the Cypress Parties agreed to the (i) recission of 695,322 Series E-1 warrants to purchase shares of the Company’s common stock previously issued to the Cypress Strategic Advisor pursuant to the SA Agreement (the “Rescinded Warrants”), and (ii) modification of 1,291,312 Series E-1 warrants previously issued to the Cypress Strategic Advisor remaining after giving effect to the Rescinded Warrants (the “Modified Warrants”), to replace Section 3(d) of the Modified Warrants with a complete waiver of any rights the holder thereof may have in law, equity or otherwise, related to the effect on the Modified Warrants of fundamental transactions of the Company.

Resignation of Chairman of the Board of Directors and Chief Investment Officer

In connection with the Cypress Settlement Agreement Mr. Kruger notified us of his resignation as Chairman and as a director of the Company, effective July 31, 2026, and Mr. Horsman ceased to serve as our Chief Investment Officer effective as of the Termination Date.

May 2026 Private Placement

We completed the SPA Private Placement on May 28, 2026 and July 20, 2026, and completed the Inducement Private Placement on June 30, 2026. In connection with the SPA Private Placement, we entered into the Securities Purchase Agreement and joinders to the Securities Purchase Agreement with three Selling Stockholders, pursuant to which we sold and issued to the Selling Stockholders, at an offering price of $1.05 per share, 2,380,953 shares of Series B-1 Preferred, each of which is convertible into one share of Common Stock, subject to applicable beneficial ownership limitations, and Series F Warrants to purchase 2,380,953 shares of Common Stock at an exercise price of $0.76 per share. The Series B-1 Preferred carries a liquidation preference of 1.5x the original issue price of $1.05 per share and accrues cumulative dividends at a rate of 8% per annum. Gross proceeds from the SPA Private Placement totaled $2.5 million.

Concurrently with the SPA Private Placement, and within the offering period contemplated by the Securities Purchase Agreement and Inducement Agreements, we entered into Warrant Inducement and Exchange Agreements (the "Inducement Agreements") with five Selling Stockholders that participated in our private placements that closed in October 2025 (the “October 2025 Private Placement”). Pursuant to the Inducement Agreements, the Selling Stockholders agreed to: (i) exercise 461,318 Series E Common Stock Purchase Warrants (the "Series E Warrants") issued in the October 2025 Private Placement for cash at an exercise price of $3.82, resulting in the issuance of 461,318 shares of Common Stock and aggregate cash proceeds to us of approximately $1.76 million; and (ii) exchange 2,548,575 Pre-Funded Warrants issued in the October 2025 Private Placement and 1,461,323 shares of Common Stock for an aggregate of 1,511,366 shares of Series B-1 Preferred, 1,706,278 shares of Series B-2 Preferred and 2,303,620 Series B-2 Pre-Funded Warrants, each exercisable for one share of Series B-2 Preferred at  an exercise price of $0.0001 per share. The Series B-2 Preferred carries a liquidation preference of 1.0x the original issue price of $0.38 per share and accrues cumulative dividends at a rate of 6% per annum. Each share of Series B-2 Preferred is convertible into one share of Common Stock, subject to applicable beneficial ownership limitations. No additional cash consideration was paid or received by us in connection with the exchange transactions described in clause (ii) above. Following the consummation of the transactions contemplated by the Inducement Agreements, an aggregate of 7,603,358 Series E Warrants and 1,519,726 Pre-Funded Warrants issued in the October 2025 Private Placement remain issued and outstanding. Gross proceeds from the closing of the Inducement Private Placement totaled $1.76 million.

Upon the closing of May 2026 Private Placement, we received $4.26 million in aggregate gross proceeds, with the potential for up to an additional $1.81 million in gross proceeds should the Series F Warrants be exercised before their expiration.

The Series B-2 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Series B-2 Pre-Funded Warrants issued in the Inducement Private Placement are exercised in full. The Series F Warrants are immediately exercisable for cash for a period of three years from the date of issuance and may also be exercised on a cashless basis at any time beginning six months after their initial issuance if, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for, the resale of the underlying shares of Common Stock by the holder thereof

Nasdaq Delisting and listing on OTCQB Venture Market

On July 10, 2026, we received a delisting determination from the Hearing Panel of the Nasdaq Stock Market LLC (“Nasdaq”) as a result of our non-compliance with the minimum $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Delisting Determination”).

In accordance with Nasdaq Listing Rule 5820, we requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the Delisting Determination in light of our recently closed financing and further developments in connection with our ongoing strategic review process (the “Listing Council Review”). If the Listing Council elects to review the matter, it may affirm, modify, reverse, or remand the Hear Panel’s decision. The request for Listing Council Review did not stay the Delisting Determination, and trading of our Common Stock on Nasdaq was suspended at the open of trading on July 14, 2026.

There can be no assurance that the Listing Council will grant our request for the Listing Council Review, or that the Listing Council Review will result in our Common Stock resuming to be traded on the Nasdaq Capital Market. In connection with the Hearing Panel’s decision, Nasdaq will file a Form 25 with the SEC in accordance with Nasdaq Listing Rule 5830 and Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after applicable appeal periods have lapsed.

As a result of the suspension in trading and delisting, we applied for our Common Stock to trade on the OTCQB Venture Market, an over-the-counter market operated by OTC Markets Group, under our existing symbol “BNBX.” Our Common Stock began trading on the OTCQB Venture at the open of trading on July 14, 2026.

BNB Strategy

We launched our DAT strategy in October 2025 with the closing of a Private Placement wherein we received $26.8 million gross proceeds in cash and cryptocurrency assets with the potential for up to an additional $30.8 million in cash gross proceeds in future investment from warrant exercises. Our current strategy is to primarily focus our resources on our BNB-focused DAT strategy wherein we manage digital assets, primarily in the native cryptocurrency of the Binance Coin blockchain commonly referred to as “BNB”, including staking, restaking, and liquid staking of BNB, and participation in other unique Binance ecosystem and DeFi yield opportunities to contribute the BNB to the Company’s treasury operations (together, the “BNB Strategy”).

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

In addition, we currently hold units of OBNB Osprey BNB Chain Trust (OTCMKTS: OBNB) (the “Trust Units”). We plan to pursue opportunities to sell the Trust Units for cash to purchase additional BNB that will be used to further our BNB Strategy. Alternatively, we may seek to access Trust Units’ underlying BNB assets in coordination with the administrator of the OBNB Osprey BNB Chain Trust and if successful, use the redeemed BNB assets to further our BNB Strategy. Please see more about the Trust Units in the “OBNB Trust Units” section below.

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

Our business strategy is to continue advancing our nucleic acid production solutions to support potential future sale and/or licensing of our LineaRx business and/or its technology solutions to a third-party.

Comparison of Results of Operations for the Three–Months Ended June 30, 2026 and 2025

Revenues

Product revenues

For the three-months ended June 30, 2026 and 2025, we generated $585,551 and $195,262 in revenues from product sales, respectively. Product revenue increased by $390,289 or 200% for the three-months ended June 30, 2026 as compared to the three-months ended June 30, 2025. The increase in product revenues was due to an increase of  $416,303 in sales to a large-scale DNA manufacturing customer and the timing of related orders within our Therapeutic DNA Production Services segment.  This increase was offset by a net decrease in our DNA Tagging and Security Products and Services segment of approximately $26,000.

Service Revenues

For the three-months ended June 30, 2026 and 2025, we generated $19,755 and $109,131 in revenues from sales of services, respectively. The decrease in service revenues of $89,376 or 82% for the three-months ended June 30, 2026, as compared to the same period in the prior fiscal year is attributable to a decrease of $43,423 within our DNA Tagging and Security Products and Services segment due to a decrease in our textile isotopic testing services as we stopped providing these services during the prior fiscal year. This decrease was also attributable to a decrease of $45,972 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Cost and Expenses

Gross Profit

Gross profit for the three months ended June 30, 2026, increased by $441,992 or 8,616% to $447,122 from $5,130 for the three months ended June 30, 2025. The gross profit percentage was 74% and 2% for the three-months ended June 30, 2026 and 2025, respectively. The increase in gross profit percentage was primarily the result of decreased overhead and payroll costs included in costs of goods sold due to the reduction in headcount period over period.  This coupled with the higher product revenue and increased yield from manufacturing within our Therapeutic DNA Production Services segment resulted in the improved gross profit for the period.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2026 decreased by $790,661 or 27% to $2,139,966 as compared to $2,930,627 for the three months ended June 30, 2025. The decrease is primarily attributable to a net decrease in payroll of approximately $1,135,000 due to reduced headcount and severance payments to our former CEO.  Additional decreases of $247,000 relate to reduced legal fees associated with a change in SEC counsel, $54,000 in rent expense associated with our lease termination in January 2026, $35,000 in investor relations and $28,000 in computer expense.  This net decrease was offset by an increase in consulting expense of $559,000 relating to our digital asset strategy as well as stock-based compensation expense of approximately $202,000 during the three months ended June 30, 2026, which primarily relates to board and employee stock option grants.

Loss from fair value measurement of digital assets

Loss from fair value measurement of digital assets for the three months ended June 30, 2026 was $502,687 and relates to the change in fair value for the BNB units held as of June 30, 2026.

Loss from fair value measurement of investment in digital asset trust

Loss from fair value measurement of investment in digital asset trust for the three months ended June 30, 2026 was $875,632 and relates to the change in fair value for the OBNB Trust Units held as of June 30, 2026.

Research and Development

Research and development expenses decreased to $209,830 for the three months ended June 30, 2026 from $768,563 for the three  months ended June 30, 2025, a decrease of $558,733 or 73%. This decrease is the result of the Company down-sizing and changing its focus to a DAT company during October 2025.  This change resulted in a decrease of approximately  $63,000 in laboratory supplies, as well as decreases of $88,000 in depreciation expense, $155,000 for service contracts, rent expense of  $72,000 and payroll expense of approximately $96,000.

Interest income

Interest income for the three months ended June 30, 2026, decreased $39,474 or 98% to $793 as compared to $40,267 in the three months ended June 30, 2025, due to lower interest rates and a lower balance period over period in our money market accounts.

Warrant inducement expense

Warrant inducement expense for the three months ended June 30, 2026 of $1,439,652 relates to the excess fair value of the Convertible Preferred Stock granted in the  Inducement Agreement compared to the fair value of the equity instruments transferred by the Selling Stockholders (see Note G of the accompanying condensed consolidated financial statements).

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three months ended June 30, 2026, and 2025 was $0 and $ 6,410, respectively, which relates to the change in fair value of the warrants that are classified as a liability.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2026, and 2025, was $0 and expense of $531, respectively.

Loss from operations

Loss from operations decreased by $407,986 or 11% for the three months ended June 30, 2026 to $3,239,928 compared to $3,647,914 for the three months ended June 30, 2025, due to the factors noted above.

Comparison of Results of Operations for the Nine–Months Ended June 30, 2026 and 2025

Revenues

Product revenues

For the nine-months ended June 30, 2026 and 2025, we generated $2,148,547 and $1,239,747 in revenues from product sales, respectively. Product revenue increased by $908,800 or 73% for the nine-months ended June 30, 2026 as compared to the nine-months ended June 30, 2025. The increase in product revenues was due to an increase of approximately $1,335,110 in sales to a large-scale DNA manufacturing customer and the timing of related orders within our Therapeutic DNA Production Services segment.  This increase was offset by a net decrease in our DNA Tagging and Security Products and Services segment of approximately $426,291 related to year over year taggant provided for cotton tagging.

Service revenues

For the nine-months ended June 30, 2026 and 2025, we generated $46,264 and $697,759 in revenues from sales of services, respectively. The decrease in service revenues of $651,495 or 93% for the nine-months ended June 30, 2026, as compared to the same period in the prior fiscal year is attributable to a decrease of approximately $500,000 within our DNA Tagging and Security Products and Services segment due to a decrease in our textile isotopic testing services as we stopped providing these services during the prior fiscal year. This decrease was also attributable to a decrease of $151,952 within our Therapeutic DNA Production Services segment due to decreased research and development projects.

Cost and Expenses

Gross Profit

Gross profit for the nine-months ended June 30, 2026, increased by $582,378 or 58% to $1,589,265 from $1,006,887 for the nine-months ended June 30, 2025. The gross profit percentage was 72% and 52% for the nine-months ended June 30, 2026 and 2025, respectively. The increase in gross profit percentage was primarily the result of decreased overhead and payroll costs included in costs of goods sold due to the reduction in headcount period over period.  This coupled with the increased product revenue and improved yield in manufacturing within our Therapeutic DNA Productions Services segment, resulted in the improved gross profit.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended June 30, 2026 increased by $9,656,521 or 115%  to $18,080,123 as compared to $8,423,602 for the nine months ended June 30, 2025. The increase is primarily attributable to an  increase in consulting expense of $10,499,144.  The increase in consulting expense relates to our Digital Asset Treasury segment.  We issued warrants to our strategic consultants with a fair value of approximately $8,826,000 that was recorded to consultant expense for the nine months ended June 30, 2026.  We also incurred consulting expenses under these contracts of $1,673,000, which were entered into during the switch to a digital asset strategy. There was also an increase in stock-based compensation expense of approximately $1,115,000 during the nine months ended June 30, 2026, which primarily relates to officer, board and employee grants. These increases were offset by a decreases of $1,137,000 in payroll  related to headcount reductions and accrued severance, as well as a decrease of approximately $345,000 relating to reduced legal expenses related to patents, and  special shareholder meetings during fiscal 2025.

Loss from fair value measurement of digital assets

Loss from fair value measurement of digital assets for the nine months ended June 30, 2026 was $4,321,951 and relates to the change in fair value for the BNB units held as of June 30, 2026.

Loss from fair value measurement of investment in digital asset trust

Loss from fair value measurement of investment in digital asset trust for the nine months ended June 30, 2026 was $6,908,440 and relates to the change in fair value for the OBNB Trust Units held as of June 30, 2026.

Research and Development

Research and development expenses decreased to $1,040,541 for the nine months ended June 30, 2026 from $2,632,931 for the nine months ended June 30, 2025, a decrease of $1,592,390 or 60%. This decrease is primarily due to a decrease of approximately $650,000 for the development of an enzyme for use in our Therapeutic DNA Production Services segment during the prior fiscal year period. Additional decreases include a decrease in payroll of $214,000, service contracts of $259,000, rent of $112,000, and consulting of $129,000. These decreases were the result of the Company down- sizing and changing its focus to a DAT company during October 2025.

Interest income

Interest income for the nine months ended June 30, 2026 decreased $155,065 or 92% to $13,697 as compared to $168,762 in the nine months ended June 30, 2025 due to lower interest rates and lower balances in our money market accounts.

Warrant inducement expense

Warrant inducement expense for the nine months ended June 30, 2026 of $1,439,652 relates to the excess fair value of the Convertible Preferred Stock granted in the Inducement Agreement compared to the fair value of the equity instruments transferred by the Selling Stockholders (see Note G of the accompanying condensed consolidated financial statements).

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the nine months ended June 30, 2026 and 2025 was $370 and $318,840, respectively, which relates to the change in fair value of the warrants that are classified as a liability.

Other income (expense), net

Other income (expense), net for the nine months ended June 30, 2026 and 2025, was income of $174,249 and expense of $23,778, respectively. This increase is attributable to the sale of our textile library related to our former isotope business, as well as the sale of equipment during the nine-months ended June 30, 2026.

Loss from operations

Loss from operations increased $18,925,807, or 197% to $28,511,629 for the nine months ended June 30, 2026 compared to $9,585,822 for the nine-months ended June 30, 2025 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and building our BNB Strategy.  As of June 30, 2026, we had working capital of $4,510,283 For the nine-months ended June 30, 2026, we used cash in operating activities of $8,577,673 consisting primarily of our loss of $29,950,919 net with non-cash adjustments of $98,510 in depreciation and amortization charges, $370 in unrealized gain on change in fair value of warrants classified as a liability, $4,321,591 in loss from fair value measurement of digital asset, $6,908,440 in loss from fair value measurement of investment in digital asset trust, $8,826,154 for warrants issued to consultants, $3,010 in digital assets earned, $61,845 for USDC earned for covered call options, and $1,195,141 in stock-based compensation expense. Additionally, we had a net decrease in operating assets of $1,062,917 and a net decrease in operating liabilities of $1,347,704. At June 30, 2026, we had cash and cash equivalents of $3,761,482.

The Company has recurring net losses, which have resulted in an accumulated deficit of $409,182,241 as of June 30, 2026. The Company incurred a net loss of $29,950,919 and incurred negative operating cash flow of $8,577,673 for the nine months ended June 30, 2026.

The Company’s current capital resources include cash and cash equivalents, cryptocurrency assets and investments. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

As discussed in Note G, during October 2025, the Company closed the October 2025 Private Placement of its common stock and/or pre-funded warrants, Series E-1 Warrants, and Series E-2 Warrants. Upon the closing of the October 2025 Private Placement, the Company received $24.9 million in net proceeds after deducting placement agent fees and offering costs (consisting of  $7.6 million in cash, net of offering costs, $5.9 million in USDC and $11.4 million in OBNB Trust Units).

During May and June 2026, the Company closed the May 2026 Private Placement of its Series B-1 and Series B-2 Preferred Stock, Series B-2 Prefunded warrants, and Series F Warrants.  Upon closing the May 2026 Private Placement, the Company received $4.26 million in net proceeds after deducting offering costs.  Subsequent to the quarter ended June 30, 2026, the Company closed on an additional $200 thousand net proceeds under the May 2026 Private Placement.

During the nine months ended June 30, 2026, the Company received proceeds from warrants exercised of approximately $732 thousand and $885 thousand from sales of common stock on the ATM (as discussed in Note G).

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Digital assets;
●	Investment in digital asset trust;
●	Preferred stock; and
●	Warrants classified as a liability.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most critical estimates include the fair value of preferred stock upon issuance and the fair value of the warrants recorded as liabilities, the recoverability of long-lived assets, including the values assigned to intangible assets, fair value calculations for warrants, and contingencies. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

Preferred Stock

The Company classifies preferred stock as temporary equity when the underlying redemption features are not solely within the Company's control, in accordance with ASC 480-10-S99-3A. Preferred stock classified as temporary equity is initially recorded at fair value, net of issuance costs, and is subsequently remeasured to its redemption amount only if redemption becomes probable or the instrument is currently redeemable.

Warrants Classified as a Liability

The Company evaluates its warrants in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of its Series B-2 Pre-Funded Warrants they should be classified as a liability, as such, they were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective and the material weakness in our internal control over financial reporting as of September 30, 2025 has been remediated.

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

The Series B-1 Preferred and Series B-2 Preferred carry liquidation preferences and dividend obligations that rank senior to our Common Stock and could adversely affect holders of our Common Stock

We have issued Series B-1 Preferred with a liquidation preference of $1.05 per share and an 8% cumulative annual dividend, and Series B-2 Preferred with a liquidation preference of $0.38 per share and a 6% cumulative annual dividend. In the event of any liquidation, dissolution, or winding up of the Company, holders of Series B-1 and Series B-2 Preferred will be entitled to receive their respective liquidation preferences before any distribution is made to holders of Common Stock. The cumulative dividend obligations on the Series B-1 and Series B-2 Preferred will accrue regardless of whether we have funds legally available to pay them or whether our board of directors declares such dividends. To the extent dividends accrue and are unpaid, they will increase the effective liquidation preference owed to preferred holders. There can be no assurance that we will have sufficient assets to satisfy the liquidation preferences of the Series B-1 and Series B-2 Preferred in a liquidation event, and holders of Common Stock may receive little or nothing in such an event. The existence of these senior securities may also make it more difficult for us to raise additional equity capital on favorable terms in the future.

Our obligations under the Digital Asset Treasury Subsidiaries Guaranty (the "DATS Guaranty") in favor of the Guaranteed Parties could result in significant financial obligations and restrict our operational flexibility.

In connection with the May 2026 Private Placement, certain of our current and if applicable future subsidiaries, as defined in the DATS Guaranty the (“DATS Subsidiaries”), agreed to enter into the DATS Guaranty in favor of, at any time, all persons who are, at such time, registered holders of shares of the Preferred Stock or Prefunded Warrants on the books and records of the Company or its transfer agent, as applicable, and their respective permitted successors, assigns, and transferees who become registered holders of Preferred Stock (the “Guaranteed Parties”). Pursuant to the DATS Guaranty, each DAT Subsidiary has agreed to guarantee (a) all cash-payment obligations of the Company to the Guaranteed Parties under the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”), the Securities Purchase Agreement, the Inducement Agreement and the other transaction documents in respect of the Preferred Stock or otherwise, whether now existing or hereafter arising, including, without limitation: (i) all accrued and unpaid dividends (whether or not declared), including but not limited to compounded dividends, with respect to the Preferred Stock, as and when payable under the Certificate of Designations; (ii) cash due upon a holder’s redemption of Preferred Stock, if any, (iii) the Liquidation Preference, (as defined in the Certificate of Designations), payable with respect to the Preferred Stock upon a liquidation event (as defined in the Certificate of Designations); and (iv) any other monetary amount payable by the Company to any Guaranteed Party pursuant to the Certificate of Designations or the Securities Purchase Agreement or any other transaction document related to the May 2026 Private Placement; and (b) to the extent legally enforceable as a guaranty under applicable law, the economic damages suffered by any Guaranteed Party as a result of the Company’s failure to honor any right of exercise or conversion (or right associated therewith) of such Guaranteed Party under the Certificate of Designations, the Inducement Agreement, the Series F Warrants, or Prefunded Warrants that is not susceptible to cash performance by Guarantor, in each case measured by the fair market value, on the date of the Company’s failure, of the property the Company was required to deliver and failed to deliver.

Pursuant to the DATS Guaranty, each Guaranteed Party agrees to the appointment KGPLA Holdings LLC (the “Lead Investor”), as their representative for the purposes of the following:

(i)	distributing notices to the guarantors, including the DAT Subsidiaries. on behalf of the Guaranteed Parties;
(ii)	delegating (in its reasonable discretion) all or any portion of the obligations and benefits of Lead Investor;
(iii)	enforcing the DATS Guaranty against any or all guarantors subject to approval by Guaranteed Parties holding more than 50% of the aggregate Liquidation Preference of the then-outstanding shares of Series B-1 Preferred Stock (the “Majority-in-Interest”);

(iv)	holding any security interest, lien, pledge, account control, or other collateral package granted by any guarantor under or in connection with the agreement for the ratable benefit of all Guaranteed Parties, and administering any enforcement or release of such collateral at the direction of the Majority-in-Interest; and
(v)	acting as the sole party with standing and authority to bring any enforcement action, suit, or proceeding with respect to the agreement.

No individual Guaranteed Party has independent standing to sue any guarantor under the DATS Guaranty, but shall rely upon the Lead Investor for enforcement in accordance with the DATS Guaranty. Upon an Event of Default, as defined in the DATS Guaranty, the Lead Investor, at the direction of the Majority-in-Interest may declare all guaranteed obligations to be immediately due and payable.

The DATS Guaranty obligates us to ensure that our DAT Subsidiaries operate in accordance with the Digital Asset Treasury Procedures and imposes financial and operational restrictions on how we manage and deploy the digital assets and cash held by those subsidiaries. In the event our DAT Subsidiaries fail to meet their obligations, or we fail to comply with the terms of the DATS Guaranty, we could be required to make payments or take other remedial actions that could materially and adversely affect our financial condition, liquidity, and results of operations. There can be no assurance that we will be able to satisfy our obligations under the DATS Guaranty if they are triggered.

KGPLA Holdings LLC, as Lead Investor, has significant control rights over our Digital Asset Treasury operations that may limit our ability to manage our business and digital assets independently.

Pursuant to the terms of the May 2026 Private Placement, KGPLA Holdings LLC, as Lead Investor, holds significant contractual control rights over our digital asset treasury strategy through its rights under the DATS Guaranty and related transaction documents. These rights include oversight over the Digital Asset Treasury Procedures governing how our DAT Subsidiaries  acquire, hold, and deploy digital assets, including BNB. The Lead Investor's control rights may limit our board of directors' and management's ability to independently make decisions regarding our digital asset strategy, the deployment of treasury assets, and related operational matters. This concentration of contractual influence in a single investor could result in decisions that are not in the best interests of all stockholders and could make it more difficult for us to pursue alternative strategic directions or respond quickly to changing market conditions. In addition, any disputes with the Lead Investor regarding the exercise of these rights could result in litigation or other proceedings that could be costly and disruptive to our business.

We are obligated to contribute digital assets and excess cash to our DAT Subsidiaries, which could limit our liquidity and our ability to respond to unanticipated cash needs.

Under the terms of the May 2026 Private Placement, we are obligated to contribute digital assets and excess cash (as defined in the transaction documents) to our DAT Subsidiaries for deployment in accordance with our BNB Strategy. This obligation reduces the amount of liquid assets available to the parent company for general corporate purposes, working capital, and unanticipated expenses. Digital assets, including BNB, are highly volatile and their value may decline significantly after contribution to the DAT Subsidiaries, reducing the effective value of our treasury assets. Furthermore, once contributed to the DAT Subsidiaries, the deployment of such assets will be subject to the Digital Asset Treasury Procedures and the oversight rights of the Lead Investor, limiting our ability to redeploy those assets for other corporate purposes even in the event of a liquidity shortfall at the parent company level. This structural separation of assets between the parent company and the DAT Subsidiaries could impair our ability to meet our obligations as they come due and could adversely affect the holders of our Common Stock.

If we are unable to raise sufficient additional capital on acceptable terms, we may be unable to expand our BNB reserves, which could adversely affect our liquidity, financial condition and growth prospects.

We completed the SPA Private Placement on May 28, 2026 and July 20, 2026 and the Inducement Private Placement on June 30, 2026, whereby we agreed to use the proceeds received from the private placements  in excess of the General Proceeds solely for contributions to Build & Build, LLC, a Delaware limited liability company, and BNBX Ltd., a British Virgin Islands business company, each a 100% owned subsidiary of the Company, and such other wholly-owned subsidiary or subsidiaries of the Company as may from time to time hold Digital Assets, as defined in the Securities Purchase Agreement, or may become additional guarantors pursuant to the DATS Guaranty. The Company has agreed to promptly, but no later than forty-five (45) days following the Initial Closing of the Securities Purchase Agreement, contribute or cause to be contributed, any cash (except for the General Proceeds, certain cash and accounts receivable of the Company, and operating cash flows attributable to the Company’s LineaRx business) and Digital Assets owned or held by the Company or any of its subsidiaries that are not DAT Subsidiaries to a DAT Subsidiary that is a guarantor party to the DATS Guaranty, and that such cash and Digital Assets shall be held solely in a DAT Subsidiary. The Company has also agreed that any Digital Assets acquired by the Company or any of its subsidiaries that are not DAT Subsidiaries, will be contributed to a DAT Subsidiary that is a guarantor party to the DATS Guaranty on or immediately following the date of acquisition.  To the extent holders exercise the warrants sold pursuant to the May 2026 Private Placement, we may acquire additional BNB at market prices, which could magnify our exposure to BNB price volatility. If we are unable to raise sufficient additional capital through warrant exercises, an at-the-market facility or other equity financings on acceptable terms, we may be unable to expand our BNB reserve, which could adversely affect the price of our Common Stock, as well as adversely affecting our business, financial condition and results of operations.

Our Common Stock has been delisted from The Nasdaq Capital Market and now trades on the OTCQB Venture Market, which may result in reduced liquidity, greater price volatility, and decreased analyst coverage, and may adversely affect your ability to sell your shares at a favorable price.

Our Common Stock was previously listed on The Nasdaq Capital Market under the symbol "BNBX" and is now traded on the OTCQB Venture Market. The OTCQB is generally considered to be a less liquid and less efficient market than national securities exchanges such as Nasdaq or the NYSE. As a result of this transition, you may experience the following:

●	Reduced liquidity. Trading volume on the OTCQB is typically significantly lower than on national securities exchanges. This reduced liquidity may make it more difficult for you to buy or sell shares of our Common Stock at the time and price you desire, and large transactions may have a disproportionate effect on the market price of our Common Stock.
●	Greater price volatility. Securities traded on the OTCQB may be subject to greater price volatility than securities listed on national securities exchanges due to lower trading volumes, fewer market makers, and less analyst coverage.
●	Reduced institutional interest. Many institutional investors, including mutual funds, pension funds, and other large investors, are prohibited by their investment guidelines or applicable regulations from purchasing or holding securities that are not listed on a national securities exchange. As a result, the market for our Common Stock may be limited primarily to retail investors, which could further reduce liquidity and increase price volatility.
●	Reduced analyst coverage. Securities listed on national securities exchanges typically receive broader coverage from securities analysts than securities traded on the OTCQB. The loss of analyst coverage following our delisting from Nasdaq may reduce investor awareness of our Company and adversely affect demand for our Common Stock.
●	Penny stock regulations. Because our Common Stock is no longer listed on a national securities exchange and trades below $5.00 per share, it may be considered a "penny stock" under Rule 15g-9 of the Exchange Act unless an exclusion is available under the rule. At this time no exemption applied and our Common Stock is considered a “penny stock” under Rule 15g-9. These rules impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and "accredited investors." For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. These requirements may reduce trading activity in the secondary market for our Common Stock and make it more difficult for investors to sell their shares.
●	Inability to incorporate by reference. Because our Common Stock is traded on the OTCQB and we do not currently meet the exclusions from the definition of "penny stock" under Rule 3a51-1 of the Exchange Act, we are unable to incorporate by reference into this registration statement our previously filed annual reports, quarterly reports, and other SEC filings pursuant to General Instruction VII(D)(1)(c) of Form S-1. As a result, this prospectus includes or reproduces in full all financial statements, management's discussion and analysis, and other disclosure that would otherwise be incorporated by reference, which may result in a longer and more complex prospectus than investors are accustomed to reviewing for similarly-sized companies.

There can be no assurance that our Common Stock will ever be relisted on a national securities exchange. If we are unable to meet the listing standards of Nasdaq, the NYSE, or another national securities exchange in the future, our Common Stock will continue to trade on the OTCQB or potentially on a lower-tier OTC market, which could further adversely affect the liquidity and market price of our Common Stock and our ability to raise capital through equity offerings.

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

●	the market price per share of our common stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the Reverse Stock Split;
●	the Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
●	the Reverse Stock Split will result in a per share price that will increase our ability to attract and retain employees;
●	the market price per share will either exceed or remain in excess of $1.00, the Minimum Bid Price Requirement by Nasdaq for listing; or
●	w would otherwise meet the Nasdaq listing requirements even if the per share market price of our common stock after the Reverse Stock Split meets the Minimum Bid Price Requirement.

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

If the Nasdaq Listing Council grants our request for the Listing Council Review, and such review results in our Common Stock resuming to be traded on the Nasdaq Capital Market, the Nasdaq Reverse Split Rule will apply until at least March 14, 2027 and if the Reverse Stock Split is implemented we would be subject to Nasdaq’s Reverse Split Rule for at least one year after the effectiveness of the Reverse Stock Split.

We effected a one-for-fifty reverse stock split on March 14, 2025 and a one-for-fifteen reverse stock split on June 2, 2025. Accordingly, if the Nasdaq Listing Council grants our request for the Listing Council Review, and such review results in our Common Stock resuming to be traded on the Nasdaq Capital Market, based on our prior reverse stock splits we would be subject to Nasdaq’s Reverse Split Rule until at least March 14, 2027. Should our Board of Directors effect the Reverse Stock Split, and our Common Stock resumed trading on Nasdaq, we would be subject to Nasdaq’s Reverse Split Rule for at least one year after the effectiveness of the Reverse Stock Split.

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

Stockholders May Suffer Substantial Dilution if the Reverse Stock Split is Effected.

If the Reverse Stock Split is effected, stockholders may suffer substantial dilution as a result of certain provisions contained in the Series A Warrants. The Series A Warrants include a provision that resets their exercise price in the event of a reverse split of Common Stock, to a price equal  to the lesser of (i) the then exercise price of $5.13 per share and (ii) the daily lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and five trading days commencing on the date we effect a reverse stock split with a proportionate adjustment to the number of shares underlying such warrants. As a result, if the Reverse Stock Split is effected, the reset of the exercise price and the corresponding increase in the number of shares issuable upon exercise of the Series A Warrants could result in substantial dilution to our existing stockholders.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Eighth Certificate of Amendment, effective June 2, 2025	S-8	3.1	333-293084	01/30/2026
3.2	Conformed version of By-Laws, as amended by the Certificate of Amendment to the By-laws, effective November 7, 2024	S-1	3.2	333-283315	11/19/2024
3.4	Certificate of Designation of Series B-1 Preferred Stock	8-K	3.1	001-36745	5/26/2026
3.5	Certificate of Designation of Series B-2 Preferred Stock	8-K	3.2	001-36745	5/26/2026
4.1	Form of Series B-1 Prefunded Warrant	8-K	4.1	001-36745	5/26/2026
4.2	Form of Series B-2 Prefunded Warrant	8-K	4.2	001-36745	5/26/2026
4.3	Form of Series F Common Stock Purchase Warrant	8-K	4.3	001-36745	5/26/2026
4.4#	Form of Transferable Rights Agreement, and Form of Rights Certificate as Exhibit A	8-K	4.4	001-36745	5/26/2026
10.1#	Form of Securities Purchase Agreement, dated May 26, 2026	8-K	10.1	001-36745	5/26/2026
10.2#	Form of Warrant Inducement and Exchange Agreement, dated May 26, 2026	8-K	10.2	001-36745	5/26/2026
10.3	Form of Guaranty Agreement, dated May 26, 2026	8-K	10.3	001-36745	5/26/2026
10.4#	Form of Registration Rights Agreement, dated May 26, 2026	8-K	10.4	001-36745	5/26/2026
10.5	First Amendment to the Registration Rights Agreement, dated June 23, 2026, by and among BNB Plus Corp., Comstock Multichain Fund, and KGPLA Holdings LLC.	8-K	10.1	001-36745	7/2/2026
10.6	Termination, Standstill, and Mutual Release Agreement, dated July 23, 2026, by and among BNB Plus Corp., JR Pasch, Joshua Kruger, Patrick Horsman, Cypress LLC, and Cypress Management LLC.					X
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

#   Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

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

BNB Plus Corp.

Dated: August 13, 2026	/s/ CLAY SHORROCK
Clay Shorrock
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 13, 2026	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)